Form 10-K
period 1996-12-31
VISCORP
filed 1997-04-15
CIK 1020292

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ---------------------

                                      FORM 10-K


                   Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1996
                            Commission File Number 0-21225

                                ---------------------

                                       VISCORP
                (Exact name of registrant as specified in its charter)

             Nevada                                    88-0101953
    (State of Incorporation)                     (I.R.S. Employer ID No.)

              4674 Park Granada, Suite 110, Calabasas, California  91302
                 (Address of principal executive offices) (Zip Code)

                                    (818) 225-0000
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $0.01 par value
                                   (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X    No
                                       ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 31, 1997.

                                     $14,439,900
                                ---------------------

    The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of March 31, 1997.

                                      21,728,000
                                ---------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Visual Information Service Corp. ("VISC") was incorporated in Illinois in May, 1990 and was founded to develop an electronic device capable of adding modem, video data and telephone features to an ordinary television receiver over a telephone line. The Company is seeking to take advantage of current and future worldwide interest in networked interactivity by introducing a series of affordable products and services that connect the standard television set and the telephone so that interactivity (and especially the Internet) can become a truly mass-market phenomenon. On November 28, 1995, VISC merged into Global Telephone and Communications, Inc. ("GTCI"). GTCI was incorporated in Nevada on May 30, 1984. The planned operation of GTCI was to provide consulting services for the public and private sectors. At the time of the merger, GTCI was a shell company and not operating as a going concern. To the Company's knowledge, GTCI never operated as a consultant nor carried on any type of business at any time prior to the merger. The merger was consummated because the common stock of GTCI traded on the Nasdaq Bulletin Board, and thus, the merger provided VISC an entity which already had a public presence. Pursuant to the merger each share of common stock of VISC was exchanged for four shares of common stock of GTCI. Following the merger, GTCI changed its name to Viscorp. As used herein, the Company refers to Viscorp and its subsidiary VISC.

    The Company continues to be in the development phase of operation. The Company is developing two products -- the Universal Internet Television Interface ("UITI") and the Electronic Device ("ED"). The Company's design team has performed extensive research and development in connection with these two products, including: the manufacture and implementation of industrial and mechanical designs for the products' casing and remote control devices, the creation of electrical designs and programmable logic, as well as the development of new operating systems and enhancements to existing operating systems (i.e. Amiga) to accommodate applications software. The long range target of the Company's research and development efforts is to create a custom chip and software component to target television manufacturers, telephone companies and cable television companies. The Company is also engaged in initial marketing efforts with original equipment manufacturers ("OEMs") to incorporate the Company's technology into the OEM's products, and with multi-level marketing groups (such as Quorom, an Arizona company that offers marketing and sales assistance for manufacturers of "high-end" electronic products) to discuss the marketing potential of the UITI and the ED. Although the Company is continuing its marketing efforts, the Company has not yet entered into any contracts with OEMs or marketing groups in connection with its products. Since 1990, the Company has generated losses as a result of significant expenditures on research and development and substantial overhead expenses.

    The Company has generated losses since its inception in May, 1990 and currently cannot generate sufficient revenues and cash flow from operations to meet its business obligations. The Company currently is insolvent and could be the subject of bankruptcy proceedings unless it obtains additional capital. In prior years, the Company was able to raise capital by issuing its Common Stock in private placements. The Company's future operations are predicated on raising additional capital in debt or equity markets. Any implementation of the commercialization of the UITI and the ED is dependent on obtaining additional financing that is necessary to achieve a level of sales adequate to support the Company's operations. In December, 1996, the Company entered into an agreement with a placement agent, Wincap, Ltd., for a private offering (the "Offering") of the Company's 8% Cumulative Convertible Preferred Stock, $0.01 par value per share (the "8% Preferred Stock"). The Company offered a minimum of 2,000,000 and a maximum of 6,666,667 shares of the 8% Preferred Stock (the "Preferred Shares") for consideration of between $3,000,000 and $10,000,000. On March 6, 1997, the

Company sold 2,031,832 Preferred Shares for a total consideration of approximately $3,045,000. Of this amount, the Company received approximately $2,690,000 which it intends to use for working capital. The Offering is ongoing in an attempt to secure additional financing.

PRODUCTS

    The UITI is a technology which is designed to give the home television viewer access to the Internet, World Wide Web and other on-line services. The ED is an enhanced technology which, in addition to on-line services, will feature capabilities such as telephone reception and dial-up, facsimile, pay-per-view options and electronic mail. The UITI and the ED are designed to be placed next to or on top of a standard television set and connect directly to a telephone jack either through a conventional telephone wire or through wireless radio frequency connectivity. Through the use of specifically configured fonts, the television set presents text and graphics that can be viewed at normal television viewing distances. The UITI and the ED are equipped with a modem, video and audio circuitry, and a controller. Extensive functions may also be controlled with an enhanced remote control, currently being developed by the Company's engineers. The commodities which constitute the raw materials for the UITI and the ED presently are either available on the open market, or are available from select suppliers. Negotiations currently are taking place between the Company and various other entities in order for the Company to acquire the materials necessary to produce the technology for the UITI and the ED.

    The UITI is a very similar technology to the device currently being marketed as "WEB-TV". The UITI is strictly an internet access product using the customer's television set and phone line. Although the UITI technology is similar to WEB-TV technology, the Company intends to market the UITI technology differently. The Company is seeking to license the UITI technology to OEMs to be built into a television set. The Company began negotiations with various OEMs in May, 1996, but no contracts have yet been entered into with any such OEMs. The ED incorporates the features of the UITI and adds many features not available with WEB-TV. Some of these include: the ability (i) to make and receive telephone calls through the television set, (ii) to display "caller-id" information on the television screen, (iii) to send facsimile, and (iv) to function as a television tuner. As with the UITI, the Company is seeking to license the ED technology to OEMs to be built into a television set.

    The Company believes that recently introduced products, such as WEB-TV, are creating market awareness and may help consumers understand such products. However, late entry into the interactive television market could result in lost sales opportunities for the Company and difficulty with brand recognition once the Company's products are introduced. In addition, the Company may not have adequate financial resources to successfully bring its technology to the marketplace. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Therefore the Company has decided to shift its focus from producing the set top box to the licensing of its technology to OEMs.

    In April, 1996, the Company entered into an agreement with Solectron France S.A., a US-based manufacturing company listed on the New York Stock Exchange ("Solectron"), pursuant to which Solectron produced the first 30 prototypes of the UITI at Solectron's facilities in France. The agreement expired when Solectron's design participation was completed upon the delivery of the UITI prototypes to the Company in September of 1996. The total service price for the contract was 231,000 French francs (taxes excluded). The approximate U.S. value of this contract was $56,000. Although the contract price was stated in French francs, Solectron continually has billed and the Company continually has made all payments in United States currency. Approximately $12,000 remains as an outstanding balance due Solectron pursuant to this agreement. Discussions are ongoing between the Company and Solectron with respect to its payment obligations. Solectron's manufacturing expertise in collaboration with the

Company's design techniques produced the working prototypes of the UITI. The Company expects the UITI technology to be fully operational and deliverable to OEMs by mid- to late-1997.

    The Company conducted a field test of a preliminary prototype of the ED with Booth Communications, a cable television system operator based in Birmingham, Michigan. The ED was placed in the homes of approximately twenty cable subscribers and connected to the existing cable set-top box to provide access to the Internet, CompuServe and other services, including facsimile, TV-based speaker phone, caller ID and pay-per-view ordering. Sigma Research Management Group, an independent market-research firm, conducted a series of quantitative and qualitative studies (including focus groups) of the participating cable subscribers. The trial lasted approximately six months and was concluded in March, 1996. The study revealed that some functions provided by the ED may require redesign, changes to the feature array and expansion of capability. Technical and market-research results from this trial have been incorporated into the Company's revised prototype designs of the UITI and the ED. The Company has not yet fully completed the development of the UITI and the ED devices. Final design and testing of both hardware and software to be used with these products is ongoing. The Company has entered into preliminary discussions with certain OEMs in an attempt to license the UITI and the ED technology.

    The Company expects the ED technology to be fully operational and deliverable to OEMs by late-1997. The ED accesses information available from computer sites, which is transmitted over lines provided by telephone and cable companies, and is displayed on the television screen. The Company must rely upon third parties to provide the foregoing signal transmission mechanisms. However, cable companies have begun the process of installing cable lines capable of supporting the ED system, in response to market forces calling for the improvement of antedated cable equipment. Therefore, the Company need not enter into any material alliances or collaborations in this regard. Although there are no statistics available as to the actual number of cable systems so equipped, the installation of data delivery systems within cable television systems appears to be proceeding at a slower pace than originally anticipated. However, both the UITI and the ED can be configured to receive all necessary data over ordinary telephone lines.

    Although the field test demonstrated the functionality of the Company's technology, there is no assurance that the Company will be able to successfully manufacture or market the UITI and/or the ED technology.

PATENTS

    The Company owns several patents covering the features of the UITI and the ED, which expire commencing on March 7, 2012, assuming all maintenance fees are paid. The Company relies on patents to protect its proprietary rights. The Company's success will depend in part on its ability to obtain patent protection for its products and to operate without infringing on the patent or other proprietary rights of others. There can be no assurance that patent applications filed by the Company will result in the issuance of patents of the scope and breadth of those previously granted to the Company or that any patents now or hereafter owned by the Company will afford protection against competitors which develop similar technology or provide products with competitive advantages to those designed by the Company. In addition, there can be no assurance that any patents issued to the Company will be held valid if subsequently challenged or that others will not claim rights in the patents and other proprietary technology without violating any of the Company's proprietary rights. The Company has been involved in legal proceedings with regard to certain of its intellectual property rights. See "Item 3 -- Legal Proceedings." There can be no assurance that others will not independently develop similar products, duplicate the Company's products or design products that circumvent any patents used by the Company. Patent enforcement is expensive, and the Company may not have the resources to pursue such protection. In the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent or superior technology.

LICENSES

    In December, 1995, the Company entered into an agreement with Amiga Technologies GmbH, a German company ("Amiga"), for a nonexclusive, nontransferable license to the Amiga computer operating system technology. The initial term of the agreement expires December 26, 1998. Unless terminated, in accordance with the terms of the agreement, the agreement is renewable for subsequent three-year periods at the licensee's option. In January, 1996, the Company paid an initial royalty deposit of $450,000 to Amiga. The Company may be required to pay additional royalty payments as defined in the agreement. Because Amiga was the subject of German bankruptcy proceedings in 1996 and was subsequently purchased by Gateway 2000, Inc. ("Gateway"), it is unclear whether the licensing agreement remains valid and whether the Company will be required to pay additional royalty payments. The Company has accounted for the possibility of being required to pay additional royalty payments by recording an additional long-term liability in the amount of $450,000 for the unpaid portion of the minimum royalty payment and has expensed an additional $450,000 in the fourth quarter of the year ended December 31, 1996. The Company intends to seek to enter into a new licensing agreement with Gateway and has initially contacted Gateway regarding the same.

    Assuming the agreement is still valid, the agreement provides that the Company may sublicense its rights under the license for others to perform any licensed acts for the Company. The Company intends to use the Amiga operating system and chip sets in producing the UITI and the ED and also intends to sublicense the Amiga technology to others. The Company believes the Amiga operating system will enhance the operational capacity of the UITI and the ED. The Company has produced a prototype of the base board utilizing the Amiga operating system and chip sets which boards will be used to produce the UITI and the ED which currently is in the process of being tested.

    In December, 1994, the Company entered into a license agreement with NTN Communications, Inc. ("NTN"). The initial term of the agreement expires December 31, 2001. Unless terminated, in accordance with the terms of the agreement, the agreement will be extended for a period of seven years. The agreement provides the Company with a nonexclusive worldwide license to promote, market and develop an on-line computer service, which will be provided by NTN, for use with the Company's products. The technology of this service provides two-way interactive computerized games that are broadcast to multiple locations, can be played by multiple participants at each location and enables the retrieval and processing of data entered by the participants. The Company is required to pay usage royalties as defined in the agreement. The Company agreed to pay NTN $250,000 upon signing the agreement. To date, the Company has paid $200,000 of this amount, with $50,000 having been due to NTN on December 31, 1996. NTN granted the Company an extension for the payment of this amount which expired on March 31, 1997. The Company intends to reevaluate the appropriateness of this license and intends to have further discussions with NTN regarding this agreement. The use of this license has not yet generated any revenues for the Company.

    In January, 1995, the Company entered into a license agreement with Digital Sciences, Inc. ("Digital") to license the ED technology and services. The agreement with Digital (the "Digital Agreement") granted to Digital an exclusive license to use the ED technology and services, solely in the health care industry in the United States and Canada, for a period of ten years. On February 27, 1995, the Company received an initial license fee payable in the form of 250,000 shares of Digital stock valued at $2.50 per share, for a total value of $629,688, which amount reflected a 35% discount from the trading price of $3.875 per share or $968,750 because the shares were restricted (the "Digital Stock").

Pursuant to a merger in April 1996, each share of Digital Stock was converted to one share of stock of Intelligent Decision Systems, Inc. ("IDSI").

    In November, 1996, the Company transferred all of its shares of IDSI stock to an individual in exchange for the cancellation of a loan of $500,000 made by such individual to the Company in October, 1996. The $500,000 loan was a demand loan which bore no interest. When the individual requested repayment, the Company negotiated a transaction whereby 250,000 shares of IDSI stock would be transferred to this individual in repayment of the loan. The Company and the individual settled on a $2.00 per share valuation on the stock because the price of the IDSI stock which is traded on the Nasdaq Bulletin Board was fluctuating between $1.375 and $2.19 during the period when the stock was transferred. In addition to the initial license fee, Digital is obligated to pay additional license fees based on a percentage of gross revenues derived from the use of the ED technology and services. The Company did not receive any additional license fees from Digital in 1995, other than the initial license fee, and there is no assurance that the Digital Agreement will generate additional license fees in the future.

OTHER MATERIAL AGREEMENTS

    On July 18, 1996, the Company entered into an agreement with Amiga (the "Amiga Agreement") to acquire certain assets of Amiga (the "Amiga Assets"). The Amiga Assets would have been acquired by the Company from the bankruptcy estate of Escom Beteiligungs GmbH (a former manufacturer and distributor of IBM compatible computers throughout Europe) (the "bankruptcy estate of Escom"). The Amiga Agreement was cancelled during the beginning of the fourth quarter of 1996 because the Company was unable to secure the necessary financing to consummate the transaction. No new agreement has been entered into between the Company and Amiga. In the first quarter of 1997, Amiga was purchased by Gateway.

    Although the Amiga Agreement was cancelled, the Company intends to continue its use of the Amiga computer operating system in accordance with the provisions of its December, 1995 licensing agreement with Amiga. The Company intends to seek to enter into a new licensing agreement with Gateway with respect to the intellectual property and has initially contacted Gateway regarding the same.

COMPETITION

    The Company faces intense competition within the interactive television industry, an industry in the midst of a period of significant volatility due to the convergence of computing, telephony and television. Currently, there are many companies developing, in various stages, systems utilizing technology similar to the Company's technology. Products or procedures may become commercially available that are competitive with the Company's products. Most of the Company's competitors have substantially longer operating histories and substantially greater financial and managerial experience and resources. However, the Company does not believe that any of these companies currently are developing products with the same set of performance capabilities the Company expects to develop with its technology. The company intends to have discussions with many OEMS with the intent of licensing the UITI and the ED technology to be built into new television sets. The Company believes that this is one of the features of its technology that gives it a competitive advantage. Currently most other planned and existing similar products (i.e. WEB-TV) are set-top devices and are not being licensed to OEMs.

    The UITI is a very similar technology to the device currently being marketed as "WEB-TV". The UITI is strictly an internet access product using the customer's television set and phone line. Although the UITI technology is similar to WEB-TV technology, the Company intends to market the UITI technology differently. The Company is seeking to license the UITI technology to OEMs to be built into a television set. As of this date, the Company has not entered into any contracts or agreements with OEMs, and does not know if any of its competitors have entered into such agreements with the exception of Interactive Video Publishing, Inc. ("IVP"). IVP entered into a license agreement with Curtis Mathis Holding Inc. ("Curtis") in April, 1996 which purported to incorporate the Company's technology into television sets produced by Curtis. The Company filed a lawsuit against IVP and three of its employees in July, 1996 and received a preliminary injunction against IVP's used of the Company's technology in December, 1996. See "Item 3 -- Legal Proceedings".

    The ED incorporates the features of the UITI and adds many features not available with WEB-TV. Some of these include: the ability to (i) make and receive telephone calls through the television set, (ii) to display "caller-id" information on the television screen, (iii) to send facsimile, and (iv) to function as a television tuner. As with the UITI, the Company is seeking to license the ED technology to OEMs to be built into a television set.

    Competitors for the Company include the following: (i) television manufacturers such as Sony Electronics Corp. and Philips Consumer Electronics Co. -- often working in conjunction with computer companies -- that have introduced Internet-access set-top devices such as WEB-TV and/or "smart" interactive TV sets; (ii) computer companies such as Oracle Corp., IBM Corp., Sun Microsystems Inc., Netscape Communications Corp. and Apple Computer Inc. who have announced plans to develop "network computers", which are stripped-down devices to be used in place of an expensive home personal computer system to provide access to the Internet and e-mail; (iii) video game companies such as Sega Genesis, Sony Electronics Corp. and Philips Consumer Electronics Co. that plan to enhance their game machines with Internet access and on-line capabilities; (iv) cable television set-top device manufacturers such as General Instrument and Scientific Atlanta that are enhancing the overall performance capabilities of their current analog and newer all-digital converter boxes; and
(v) independent companies like the Company.

    The Company believes that recently introduced products, such as WEB-TV, are creating market awareness and may help consumers understand such products. However, late entry into the interactive television market could result in lost sales opportunities for the Company and difficulty with brand recognition once the Company's products are introduced. In addition, the Company may not have adequate financial resources to successfully bring its technology to the marketplace. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Therefore the Company has decided to shift its focus from producing the set top box to the licensing of its technology to OEMs.

EMPLOYEES

    In addition to its officers, the Company has four employees. The Company also routinely utilizes the services of consultants.


ITEM 2.  PROPERTIES

    The Company currently leases a 3,100 square foot office facility in Chicago, Illinois pursuant to a lease that expires on May 31, 1997. The annual base rent for this facility is approximately $44,000. During the March 15, 1997 meeting of the Board of Directors, the Board voted to relocate the Company's operations to Calabasas, California effective April 11, 1997. The Company has entered into a lease for approximately 2,800 square feet of office space in Calabasas, California at an annual base rent of $35,000. The lease term extends through December 31, 1997. At that time, the lease will continue on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

    The Company, two directors, Jerome Greenberg, Roger Remillard and a former director, William Buck, are defendants in a lawsuit filed by a former employee, Nolan Bushnell. This lawsuit was filed on December 15, 1994 in the California Superior Court and was subsequently removed to the United States District Court for the Northern District of California. The second amended complaint dated April 30, 1996 alleges multiple claims including breach of fiduciary duty, breach of oral agreement, wrongful termination of employment, interference with contract, breach of employment agreement and fraudulent misrepresentation, all arising out of the plaintiff's employment over a period of 2 1/2 months as the Company's President, the termination of his employment and the aborted negotiations for a proposed merger between the Company and the plaintiff's company. Damages claimed are in excess of $10 million for failure to transfer approximately four million shares of the Company's stock allegedly promised to the plaintiff, salary and expenses arising out of his employment relationship and punitive damages. The dollar amount of damages claimed is dependent upon the current per share price of the Company's stock.

    The Company has filed a claim against the plaintiff for fraud, breach of fiduciary duty, declaratory relief, rescission and negligent interference with prospective business advantage arising out of the same set of occurrences as the plaintiff's complaint. The Company's first summary adjudication motion, challenging the plaintiff's claim for failure to transfer approximately four million shares of Company stock, was granted by the District Court on August 29, 1996, thus precluding the plaintiff from recovering any shares of stock from the Company. Although this claim has been dismissed, the plaintiff filed a motion for reconsideration, which was heard by the District Court on October 11, 1996. On December 6, 1996, the District Court denied the plaintiff's motion for reconsideration. The Company filed a summary adjudication motion against the plaintiff on all his remaining claims, which also was heard by the District Court on October 11, 1996. On December 6, 1996, the Court granted the Company's summary adjudication motion and dismissed all of the plaintiff's remaining claims. It remains possible that the summary adjudication orders could be overturned on appeal. Should the orders be overturned, and should the plaintiff prevail on these claims, the Company may be materially adversely affected by the outcome.

    The Company filed a lawsuit against three individuals formerly associated with the Company, David Serlin, Steve Owens and Kaori Kuwata, and the corporation which currently employs each of the foregoing individuals, Interactive Video Publishing, Inc., on July 25, 1996 in the United States District Court for the Northern District of California. The Company's complaint alleges misappropriation of trade secrets, conversion and breach of fiduciary duty arising out of the individual defendants' previous confidential relationships with the Company, access to proprietary information including the technology, hardware design, software, parts selection, feature set and architecture of the ED technology and subsequent transmittal of this proprietary information to the defendant corporation for its beneficial use. The Company is seeking declaratory and injunctive relief, as well as monetary damages. The defendants filed various counterclaims against the Company on September 13, 1995 alleging intentional interference with economic advantage, intentional interference with contractual relations and unfair competition arising out of the same set of occurrences. The defendants are seeking damages for lost profits, injury to business reputation, diminution of value of proprietary data, loss of customers and loss of investments. In addition, the defendants are seeking a declaratory judgment of no misappropriation of trade secrets, injunctive relief and punitive damages.

    The Company has filed a motion for a preliminary injunction, which motion was heard by the District Court on October 25, 1996. On December 4, 1996, the District Court granted the Company's motion and issued a preliminary injunction against the defendants. The injunction enjoins the defendants, during the pendency of the action, from using any of the Company's trade secrets or technology.

Because the lawsuit is still in the discovery stage, it is not possible to determine the probable likelihood of an adverse ruling on the defendants' counterclaims. However, if the defendants succeeded on their counterclaims, and were awarded significant monetary damages, and/or injunctive or declaratory relief against the Company, the Company could be materially adversely affected. The Company believes the allegations in the defendants' counterclaims are without merit and intends to vigorously defend itself against the actions.

    An additional lawsuit was filed against the Company by David Serlin and another individual formerly associated with Company, Marvin Lerch, on December 20, 1996 in the United States District Court for the Northern District of California. The complaint alleges multiple claims including breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, wrongful termination and conversion, all arising out of the plaintiffs' employment with the Company during 1995. Damages claimed are for failure to transfer 400,000 shares of the Company's stock and 284,000 options to purchase the Company's stock allegedly promised to each of the plaintiffs, lost profits and business opportunities arising out of the employment relationships and punitive damages. The dollar amount of damages claimed is dependent upon the current per share price of the Company's stock.

    Because the lawsuit has not yet reached the discovery stage, it is not possible to determine the probable likelihood of an adverse ruling on the plaintiffs' claims. However, if the plaintiffs succeeded on their claims, and were awarded significant monetary damages against the Company, the Company could be materially adversely affected. Although the Company has not had enough time to respond to the complaint, the Company intends to vigorously defend itself against the action.

    On March 27, 1997, a company that was engaged to provide investment banking, corporate finance and financial advisory services filed a civil lawsuit against the Company. The complaint alleges breach of contract and is claiming damages in the amount of $463,237. The Company believes the claim is without merit and intends to vigorously defend itself against the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matter was submitted to a vote of security holders during the fourth quarter of 1996:

    In December, 1996, a majority of the shareholders voted to amend the Company's Articles of Incorporation to authorize the issuance of 10,000,000 shares of Preferred Stock, par value $0.01 per share. This action was undertaken in connection with the Company's December, 1996 private offering of 8% Cumulative Convertible Preferred Stock. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company's shares have been traded on a limited basis on the Nasdaq Bulletin Board under the symbol VICP since December 27, 1995. The following table sets forth the range of high and low sales prices as reported on the Nasdaq Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PERIOD                                                     LOW       HIGH

Fourth Quarter of 1995 (beginning December 8, 1995)        5-1/8     5-5/16

First Quarter of 1996                                      5-1/4     8-1/4

Second Quarter of 1996                                     8-1/8     11-3/8

Third Quarter of 1996                                      8-3/4     11-1/4

Fourth Quarter of 1996                                     1-1/4     9-5/16

First Quarter of 1997                                      1-1/8     2-1/16

    There were 127 shareholders of record of the Common Stock as of March 31, 1997.

DIVIDENDS

    The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but intends to retain future earnings, if any, for reinvestment in the future operation and expansion of the Company's business and related development activities. Any future determination to pay cash dividends on its Common Stock will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant, as well as the terms of any financing arrangement.

    The Company paid approximately $53,000 in dividends to the holders of its 8% Preferred Stock on March 31, 1997. See "Item 1. Business -- General".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth certain financial data with respect to the Company. The selected financial data should be read in conjunction with the Company's financial statements (including the notes thereto), and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.


                                                       Years Ended
                                                       December 31,
                                 1992         1993         1994         1995         1996
                              ---------------------------------------------------------------
Statement of
  Operations Data:

License Income                 $    ---     $    ---     $    ---     $629,688     $    ---

Gross Profit                     ---          ---          ---          ---          ---

Total operating expenses       (598,031)  (1,248,360)  (1,339,364)  (3,222,489)  (7,885,929)

Loss from operations           (598,031)  (1,248,360)  (1,339,364)  (2,592,801)  (7,885,929)

Other income (expense), net     (67,552)    (112,246)       3,338        4,748     (170,989)

Net loss                       (665,583)  (1,360,606)  (1,336,026)  (2,588,053)  (8,056,918)

Net loss per share              (221.86)       (0.19)       (0.12)       (0.15)       (0.37)


Shares used in computing
  net loss per share              3,000    7,104,092   11,775,976   17,190,915   21,914,630



                                                        December 31,

                                 1992         1993         1994         1995         1996
                              ---------------------------------------------------------------
Balance Sheet Data:

Cash, cash equivalents and
  short-term investments       $    ---     $    ---     $552,878     $739,930       $8,654

Working capital                 (78,279)    (128,371)     388,875      287,713   (2,486,191)

Total assets                     29,492       16,982      664,328    1,258,853      242,302

Long-term debt                  993,932    1,494,161          ---          ---       29,865

Common stock                      1,000      800,200    2,566,167      212,080      221,280

Accumulated deficit          (1,045,144)  (2,405,750)  (3,741,776)  (6,329,829) (14,386,747)

Total shareholders' equity
  (deficit)                  (1,044,144)  (1,605,550)     493,752      706,636   (2,782,886)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this section should be read together with the consolidated financial statements and notes thereto that are included elsewhere in this annual report on Form 10-K. The Company's annual report on Form 10-K for the year ended December 31, 1996 ("1996 10-K") contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this 1996 10-K, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. A number of important factors could cause the actual results, performance or achievements of the Company for 1997 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation:
(a) the Company's ability to generate revenues from product sales or licensing arrangements with respect to its products, (b) increasing competition; and (c) ability of the Company to raise additional capital.

    The Company has incurred net losses in its last four fiscal years. Moreover, there can be no assurance that the ED or the UITI will ever generate significant revenues, will generate any revenues or that they will do so in the time periods estimated by the Company. There can be no assurance that any of the Company's products will be introduced or marketed successfully, or that the Company will ever achieve a profitable level of operations or, if profitability is achieved, that it can be sustained.

    The Company's auditors have included an explanatory paragraph in their report with respect to the Company's financial statements included herein which states among other things, that the Company cannot currently generate sufficient revenues and cash flow from operations to meet its business obligations and, therefore, future operations are predicated on raising additional capital in debt or equity markets. In December, 1996, the Company entered into an agreement with a placement agent, Wincap, Ltd. ("Wincap"), for a private offering (the "Offering") of the Company's 8% Cumulative Convertible Preferred Stock, $0.01 par value per share (the "8% Preferred Stock"). The Company offered a minimum of 2,000,000 and a maximum of 6,666,667 shares of the 8% Preferred Stock (the "Preferred Shares") for consideration of between $3,000,000 and $10,000,000. On March 6, 1997, the Company sold 2,031,832 Preferred Shares for a total consideration of approximately $3,045,000. Of this amount, the Company received approximately $2,690,000 which it intends to use for working capital. The Offering is ongoing in an attempt to secure additional financing.

    The Company's President, William S. Buck, resigned on January 8, 1997, and a Severance Agreement was approved by the Board of Directors and executed on that same date. Lawrence D. Siegel temporarily assumed the duties previously performed by Mr. Buck for a period of two months commencing January 22, 1997.
At the March 15, 1997 meeting of the Board of Directors (the "March 15, 1997
Meeting"), the following actions were approved:   Mr. Siegel was elected to the
positions of President, Director and Chief Executive Officer of the Company; Robert J. Wussler was elected to the position of Chairman of the Board of Directors, replacing Jerome Greenberg who resigned from that position as of March 15, 1997; Hugh A. Jencks was elected to assume the position of Secretary of the Company which had been vacant since the February 14, 1997 resignation of Mitchell Melamed; Mr. Greenberg and Roger Remillard's employment agreements were terminated with their concurrence; and Robert E. Reid resigned from his position as a Director. On January 27, 1997 the Company terminated David Rosen from his position as a Vice-President. The Company has not yet appointed a successor to assume Mr. Rosen's duties.

    In November, 1996, the Company transferred all of its shares of IDSI stock to an individual in exchange for the cancellation of a loan of $500,000 made by such individual to the Company in October, 1996. The $500,000 loan was a demand loan which bore no interest. When the individual requested repayment, the Company negotiated a transaction whereby 250,000 shares of IDSI stock would be transferred to this individual in repayment of the loan. The Company and the individual settled on a $2.00 per share valuation on the stock because the price of the IDSI stock which is traded on the Nasdaq Bulletin Board was fluctuating between $1.375 and $2.19 during the period when the stock was transferred. The Company will recognize a loss on this transaction of approximately $130,000.
See "Item 1 -- Business -- Licenses."

    On July 18, 1996, the Company entered into an agreement with Amiga (the "Amiga Agreement") to acquire certain assets of Amiga (the "Amiga Assets"). The Amiga Assets would have been acquired by the Company from the bankruptcy estate of Escom Beteiligungs GmbH (a former manufacturer and distributor of IBM compatible computers throughout Europe) (the "bankruptcy estate of Escom"). The Amiga Agreement was cancelled during the beginning of the fourth quarter of 1996 because the Company was unable to secure the necessary financing to consummate the transaction. In the first quarter of 1997, Amiga was purchased by Gateway. See "Item 1 -- Business -- Other Material Agreements."

    Prior to its attempted purchase of Amiga, in December, 1995, the Company entered into an agreement with Amiga for a nonexclusive, nontransferable license to the Amiga computer operating system technology. The initial term of the agreement expires December 26, 1998. Unless terminated, in accordance with the terms of the agreement, the agreement is renewable for subsequent three-year periods at the licensee's option. In January, 1996, the Company paid an initial royalty deposit of $450,000 to Amiga. The Company may be required to pay additional royalty fees as defined in the agreement. Because Amiga was the subject of German bankruptcy proceedings in 1996 and was subsequently purchased by Gateway 2000, Inc. ("Gateway"), it is unclear whether the licensing agreement remains valid and whether the Company will be required to pay additional royalty payments. The Company has accounted for the possibility of being required to pay additional royalty payments by recording an additional long-term liability in the amount of $450,000 for the unpaid portion of the minimum royalty payment and has expensed an additional
$450,000 in the fourth quarter of the year ended December 31, 1996.  The
Company intends to seek to enter into a new licensing agreement with Gateway and has initially contacted Gateway regarding the same.

    The Company, two directors, Jerome Greenberg and Roger Remillard, and a former director, William Buck, are defendants in a lawsuit filed by a former employee, Nolan Bushnell. This lawsuit currently is being tried in the United States District Court for the Northern District of California. The second amended complaint dated April 30, 1996 alleges multiple claims including breach of fiduciary duty, breach of oral agreement, wrongful termination of employment, interference with contract, breach of employment agreement and fraudulent misrepresentation, all arising out of the plaintiff's employment over a period of 2 1/2 months as the Company's President, the termination of his employment and the aborted negotiations for a proposed merger between the Company and the plaintiff's company. Damages claimed are in excess of $10 million for failure to transfer approximately four million shares of the Company's stock allegedly promised to the plaintiff, salary and expenses arising out of his employment relationship and punitive damages. The dollar amount of damages claimed is dependent upon the current per share price of the Company's stock. The Company's first summary adjudication motion, challenging the plaintiff's claim for failure to transfer approximately four million shares of Company stock, was granted by the District Court on August 29, 1996, thus precluding the plaintiff from recovering any shares of stock from the Company. Although this claim has been dismissed, the plaintiff filed a motion for reconsideration, which was heard by the District Court on October 11, 1996. On December 6, 1996, the District Court denied the plaintiff's motion for reconsideration. The Company filed a summary adjudication motion against the plaintiff on all his remaining claims, which also was heard by the District Court on October 11, 1996. On December 6, 1996, the Court granted the Company's summary adjudication motion and dismissed all of the plaintiff's remaining claims. It remains possible that the summary adjudication orders could be overturned on appeal. Should the orders be overturned, and should the plaintiff prevail on these claims, the Company may be materially adversely affected by the outcome.

    The Company filed a lawsuit against three individuals formerly associated with the Company, David Serlin, Steve Owens and Kaori Kuwata, and the corporation which currently employs each of the foregoing individuals, Interactive Video Publishing, Inc., on July 25, 1996 in the United States District Court for the Northern District of California. The Company's complaint alleges misappropriation of trade secrets, conversion and breach of fiduciary duty arising out of the individual defendants' previous confidential relationships with the Company, access to proprietary information including the technology, hardware design, software, parts selection, feature set and architecture of the ED technology and subsequent transmittal of this proprietary information to the defendant corporation for its beneficial use. The Company is seeking declaratory and injunctive relief, as well as monetary damages. The defendants filed various counterclaims against the Company on September 13, 1995 alleging intentional interference with economic advantage, intentional interference with contractual relations and unfair competition arising out of the same set of occurrences. The defendants are seeking damages for lost profits, injury to business reputation, diminution of value of proprietary data, loss of customers and loss of investments. In addition, the defendants are seeking a declaratory judgment of no misappropriation of trade secrets, injunctive relief and punitive damages.

    The Company has filed a motion for a preliminary injunction, which motion was heard by the District Court on October 25, 1996. On December 4, 1996, the District Court granted the Company's motion and issued a preliminary injunction against the defendants. The injunction enjoins the defendants, during the pendency of the action, from using any of the Company's trade secrets or technology. Because the lawsuit is still in the discovery stage, it is not possible to determine the probable likelihood of an adverse ruling on the defendants' counterclaims. However, if the defendants succeeded on their counterclaims, and were awarded significant monetary damages, and/or injunctive or declaratory relief against the Company, the Company could be materially adversely affected. The Company believes the allegations in the defendants' counterclaims are without merit and intends to vigorously defend itself against the actions.

    An additional lawsuit was filed against the Company by David Serlin and another individual formerly associated with Company, Marvin Lerch, on December 20, 1996 in the United States District Court for the Northern District of California. The complaint alleges multiple claims including breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, wrongful termination and conversion, all arising out of the plaintiffs' employment with the Company during 1995. Damages claimed are for failure to transfer 400,000 shares of the Company's stock and 284,000 options to purchase the Company's stock allegedly promised to each of the plaintiffs, lost profits and business opportunities arising out of the employment relationships and punitive damages. The dollar amount of damages claimed is dependent upon the current per share price of the Company's stock.

    Because the lawsuit has not yet reached the discovery stage, it is not possible to determine the probable likelihood of an adverse ruling on the plaintiffs' claims. However, if the plaintiffs succeeded on their claims, and were awarded significant monetary damages against the Company, the Company could be materially adversely affected. Although the Company has not had enough time to respond to the complaint, the Company intends to vigorously defend itself against the action.

    On March 27, 1997, a company that was engaged to provide investment banking, corporate finance and financial advisory services filed a civil lawsuit against the Company. The complaint alleges breach of contract and is claiming damages in the amount of $463,237. The Company believes the claim is without merit and intends to vigorously defend itself against the action.

RESULTS OF OPERATIONS

    1996 COMPARED TO 1995.

    The Company had no license income in fiscal 1996 compared to $629,688 in fiscal 1995. The $629,688 represented the value of the 250,000 shares of Digital stock received by the Company as an initial license fee pursuant to the Digital Agreement in 1995.

    Research and development expenses decreased to $955,570 for fiscal 1996 from $1,010,884 for fiscal 1995, a decrease of $55,314. This decrease was due to the decreased activity relating to the development of the Company's products.

    Travel and entertainment expenses decreased to $374,317 for fiscal 1996 from $743,390 for fiscal 1995, a decrease of $369,073. The decrease was due to the reduction in travel by executive officers in connection with work relating to the Company's patents and to the decreased activities relating to the development of its products.

    An amount of $300,000 has been set aside for reimbursement of expenses pursuant to a severance agreement which includes the Company's former president and a consultant. The severance agreement provides that the Company shall reimburse these individuals for reasonable expenses associated with the Company's business incurred by them up to an amount equal to approximately $300,000 upon submission to the Company of valid documentation.
 The amount of expenses currently claimed is $255,350. The Company has recorded a liability of $300,000. This liability has been reduced by $96,478, which represents amounts loaned to the former president by the Company.

    Legal fees increased to $1,065,005 for fiscal 1996 from $552,109 for fiscal 1995, an increase of $512,896. This increase was due to increased activity relating to the Bushnell litigation and Serlin litigation, and legal fees associated with the filing by the Company of a registration statement on Form 10 in 1996 and legal fees associated with the attempted acquisition of Amiga.

    Other general and administrative expenses increased to $1,002,974 for fiscal 1996 from $553,791 for fiscal 1995, an increase of $449,183. This increase was due to preparation and production of marketing and advertising materials, the relocation of the Company into larger office facilities, and hiring of additional employees, increased accounting fees and fees for directors and officer's insurance, and increased depreciation on the COmpany's assets.

    Consulting fees decreased to $231,343 for fiscal 1996 from $353,915 for fiscal 1995, a decrease of $122,572. This decrease was due to the decreased use of consultants in 1996. Due to the increased number of employees, the Company had less of a need to rely upon consultants in 1996.

    An amount of $118,237 has been charged to Operating Expenses for fiscal 1996 in connection with failed efforts to raise additional capital in 1996.

    An amount of $900,000 has been charged to Operating Expenses for fiscal
1996 in connection with the Company's December, 1995 licensing agreement with Amiga. In January, 1996, the Company paid an initial royalty deposit of $450,000 to Amiga. Pursuant to the licensing agreement with Amiga, the Company may be obligated to pay an additional royalty fee of $450,000 in December, 1998.

    The Company granted stock options to various employees and consultants during fiscal 1996. In connection with the granting of these options, the Company recorded compensation and consulting expense, and a related increase to additional paid-in-capital, in the amount of $2,927,083 during 1996. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

1995 COMPARED TO 1994.
    License income for 1995 was $629,688 which represented the value of 250,000 shares of Digital stock issued to the Company in payment of an initial license fee pursuant to the Digital Agreement. The value of the stock of Digital received by the Company reflected a discount from the trading price because the stock was restricted.

    Research and development expenses increased to $1,010,884 for fiscal 1995 from $701,460 for fiscal 1994, an increase of $309,424. This increase was due to: (i) costs related to the field test of the ED with Booth Communications;
(ii) additional costs related to the continuing development of the printed circuit layout for the base board, including fees for engineers and consultants; and (iii) costs of producing design and mechanical drawings for manufacturers of the prototypes of the UITI and the ED.

    Travel and entertainment expenses increased to $743,390 for fiscal 1995 from $194,162 for fiscal 1994, an increase of $549,228. Because the Company was successful in developing a prototype of the UITI and the ED during 1995, the Company significantly increased its marketing efforts to develop relationships with companies to manufacture and distribute the Company's products and to raise additional equity financing.

    Legal fees increased to $552,109 for fiscal 1995 from $28,508 for fiscal 1994, an increase of $523,601. This increase was due to: (i) legal fees related to a lawsuit filed against the Company in December 1994 by a former director and officer of the Company; (ii) legal fees related to the merger of VISC and GTCI; and (iii) legal fees related to the negotiation and documentation of the license agreements with Amiga and Digital.

    Consulting fees for consultants other than engineers increased to $353,915 for fiscal 1995 from $73,786 for fiscal 1994, an increase of $280,129. This increase was primarily due to the consulting fees associated with the formulation of the Company's business plan in 1995.

    Other general and administrative expenses increased to $562,191 for fiscal 1995 from $341,448 for fiscal 1994, an increase of $220,743. This increase was primarily due to the increased salaries resulting from the hiring of additional personnel, directors fees paid to the Chairman and printing costs associated with the preparation of the Company's business plan.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has generated losses since its inception in May, 1990 and cannot currently generate sufficient revenues and cash flow from operations to meet its business obligations. In July, 1996, the Company entered into a purchase agreement with Amiga to acquire the Amiga Assets for a purchase price of $20 million less certain administrative costs. However, the Amiga Agreement was cancelled during the beginning of the fourth quarter of 1996 because the Company was unable to secure the necessary financing to consummate the transaction. In the first quarter of 1997, Amiga was purchased by Gateway. Although the Amiga Agreement was cancelled, the Company intends to continue its use of the Amiga computer operating system in accordance with the provisions of its December, 1995 licensing agreement with Amiga. See "Item 1 -- Business -- Licenses."

    In addition, the Company paid approximately $45,000 out of working capital to Solectron through September, 1996, pursuant to the April 9, 1996 agreement with Solectron. The payment was made upon delivery of the 30 UITI prototypes by Solectron. Approximately $12,000 remains as an outstanding balance due Solectron pursuant to this agreement. Discussions are ongoing between the Company and Solectron with respect to its payment obligations. Should the Company enter into further agreements with Solectron, working capital will be used to pay for additional prototypes.

    The Company anticipates no future need for any material capital expenditures. In prior years, the Company was able to fund its operations through the issuance of its Common Stock in transactions exempt under the Securities Act of 1933, and through stockholder loans. Any implementation of the commercialization of the UITI and the ED technology is dependent on obtaining additional financing that is necessary to achieve a level of sales adequate to support the Company's operations. The Company is insolvent and cannot currently generate sufficient revenues and cash flow from operations to meet its business obligations. Therefore, future operations are predicated on raising additional capital in debt or equity markets. The Company has entered into an agreement with a placement agent for a private offering of its shares of the 8% Preferred Stock and has received approximately $2,690,000 to date from such offering. The Company is using the proceeds from this offering for working capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements of the Company and Report of Independent Auditors are filed as exhibits hereto, listed under Item 14 of this Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to each of the directors and executive officers of the Company as of March 31, 1997:


      Name                   Age                        Position
      ----                   ---                        --------

Robert J. Wussler. . . .     60      Chairman of the Board of Directors and Director
Lawrence D. Siegel . . .     48      President, Chief Executive Officer and Director
Jerome Greenberg . . . .     71      Vice President, Treasurer and Director
Donald Gilbreath . . . .     40      Vice President - Engineering
Hugh A. Jencks . . . . .     52      Vice President, Secretary and Chief Operating Officer
Roger Remillard. . . . .     47      Director
Thomas Glenndahl . . . .     50      Director


    ROBERT J. WUSSLER. Mr. Wussler was elected Chairman of the Board of Directors of the Company on March 15, 1997. He was elected to the Board of Directors in May, 1996. From 1992 to the present he has been the President and Chief Executive Officer of the Wussler Group, located in Potomac, Maryland, advising companies in TV, cable, interactive and other related activities. From 1989 to 1992, he was the President and CEO of COMSAT Video Enterprises which was in the business of satellite delivery of entertainment to the U.S. lodging industry.

    LAWRENCE D. SIEGEL. Mr. Siegel was elected President, Chief Executive Officer and a Director of the Company on March 15, 1997. Prior to that Mr. Siegel had been appointed to assume temporarily the duties previously performed by William S. Buck who resigned all positions from the Company on January 8, 1997. From November, 1994 until December, 1995, Mr. Siegel was the President of Yellow Pearl, Inc., a software company founded by him in 1994. From 1992 to 1994, Mr. Siegel was the President of T-HQ, Inc., a software company. From 1988 to 1992, he was the President of Atari Corporation.

    JEROME GREENBERG. Mr. Greenberg is a co-founder and major shareholder of the Company and has been the Treasurer from its inception in May, 1990, and a Vice President since December, 1996. Mr. Greenberg served as the Company's Chairman from May, 1990 until March, 1997. From 1982 through 1989 he was the principal shareholder and President of Leader Communications Inc. ("Leader"), a Chicago-based cellular phone and two-way radio company. In 1989, Mr. Greenberg sold Leader to Fleet Call, Inc., which subsequently changed its name to NextTel. Mr. Greenberg is also the President of Hampden Green Management Corporation, a private real estate management and development company, which is not an active entity at this time.

    DONALD GILBREATH. Mr. Gilbreath has served as Vice President - Engineering since he joined the Company in November, 1994. Prior to November, 1994, he worked for the Company as a consultant and was instrumental in designing, and producing the initial prototypes of, the ED. He formed Gilbreath Systems Inc. ("Gilbreath Systems") a general engineering consulting company in 1992. From 1980 to 1991, Mr. Gilbreath worked for Commodore International Ltd., a computer manufacturer which filed for bankruptcy in April, 1994, where he served in various capacities, including Director of Product and Market Development (1987 to 1991), Director of Research and Development (1985 to 1987) and Manager, Consumer Products Research and Development (1985 to 1987). Under his direction, Commodore developed the first consumer-priced multimedia compact disc player.

    HUGH A. JENCKS. Mr. Jencks was elected to the position of Secretary on March 15, 1997 and Vice President and Chief Operating Officer of the Company in December, 1996. Prior to such time, he had been a consultant to the Company since July, 1996. Mr. Jencks has been an active Director of the Michigan Cable Telecommunications Association for many years and currently serves as its Associate Director. In July, 1996, Mr. Jencks completed a special project for Michigan Governor John Engler, by designing and building Michigan Government Television. From 1982 to August, 1996, Mr. Jencks was the General Manager of Booth Communications ("Booth") in Birmingham, Michigan. During his tenure at Booth he led a cable television system into several trials of interactive technology with Cableshare of London, Ontario, Ameritech, NTN and the Company.

    ROGER REMILLARD. Mr. Remillard is a co-founder of the Company and has served as a director and Vice President - Technology since the Company's inception. Mr. Remillard is the inventor of the ED and has filed several patents relating to interactive television technology. Prior to 1990, Mr. Remillard served as a consultant in the communications industry, specializing in the field of two-way, rapid cellular telephony and data-radio communications.

    THOMAS GLENNDAHL. Mr. Glenndahl was elected to the Board of Directors on August 5, 1996. He is the founder and, since 1982 has been the Chief Executive Officer of the Aspect Group, an international education group with offices in 26 countries.

SECTION 16(a) COMPLIANCE
    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers (as defined in the Exchange
Act), directors and persons who own greater than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission and The
Nasdaq National Market. Based on a review of forms sent to the Company, the Company has determined the following with respect to the following directors, officers and 10% owners: (a) each of Jerome Greenberg, Hugh Jencks, Robert Wussler, Lawrence Siegel, Robert Reid (formerly an officer of the Company who is no longer employed with the Company) and Mitchell Melamed (formerly an officer of the Company who is no longer employed with the Company) failed to timely file his statement of initial beneficial ownership on Form 3 ("Form 3");
(b) the Form 3 for Roger Remillard, Thomas Glenndahl and Don Gilbreath has not been filed but has been sent to the SEC for filing on April 14, 1997; and
(c) each of William Buck (a 10% owner who was formerly the President and a Director of the Company but who is no longer employed by the Company) and David Rosen (formerly an officer whose employment with the Company has been terminated) have failed to file a Form 3.

BOARD OF DIRECTORS

    The Board of Directors consists of six directors, divided into two classes. The first class is made up of non-employee directors who serve one-year terms and the second class is made up of employee directors who serve three-year terms. At the August 5, 1996 meeting of shareholders, the shareholders elected three directors in each class to serve for terms expiring at the 1997 and 1999 annual meetings, respectively. The three individuals elected as non-employee directors were: Robert J. Wussler, Robert E. Reid and Thomas Glenndahl. The three individuals elected as employee directors were: Jerome Greenberg, William
H. Buck and Roger Remillard. Executive officers of the Company are appointed by the Board of Directors and serve at its discretion.

    Mr. Buck resigned from his position as a Director and President of the Company on January 8, 1997. The remaining board members accepted Mr. Buck's resignation and approved the Severance Agreement dated as of January 8, 1997 between the Company and Mr. Buck. The Severance Agreement provides that the Company shall reimburse Mr. Buck for all reasonable expenses associated with the Company's business incurred by him as of the date thereof, up to an amount approximately equal to $300,000. The amount of expenses currently claimed by Mr. Buck is approximately $58,850. Additional expenses, totalling approximately $196,500, are claimed by Raquel Velasco pursuant to the Severance Agreement.
Ms. Velasco's expenses, like Mr. Buck's, were incurred in connection with the attempted acquisition of Amiga. The Severance Agreement with Mr. Buck also pertains to Ms. Velasco because the Company desired to settle all claims arising out of the attempted purchase of Amiga at the same time. The Severance Agreement released the Company from any further obligations and liabilities toward Mr. Buck and Ms. Velasco. At the March 15, 1997 Meeting, the Board approved the following actions: Lawrence D. Siegel was elected to the positions of President, Chief Executive Officer and Director, replacing Mr. Buck; Mr. Wussler was elected Chairman of the Board of Directors, replacing Mr. Greenberg who resigned from that position as of the same date, and Mr. Reid resigned from his position as a Director. The Company has not yet appointed a successor to fill the seat vacated by Mr. Reid.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to compensation for fiscal years 1994, 1995 and 1996 paid to the Company's Chief Executive Officer. No other executive officers of the Company received compensation in excess of $100,000 during such periods.


                                                                        Long-Term
                                                                      Compensation
                                           Annual Compensation           Awards
                                       ----------------------------   ------------
                                                                       Securities
                                                                       underlying      All other
            Name                       Year  Salary ($)   Bonus ($)      options    compensation($)
---------------------------------      ----  ----------   ---------   ------------  ---------------
William H. Buck                        1996      60,000          --             --               --
  Chief Executive Officer              1995      60,000          --             --               --
  and Director ..................      1994       5,000          --        384,000               --



                              OPTION GRANTS IN 1994


                                                                                          Potential realizable value
                                              Percent of                                  at assumed annual rates of
                              Number of         total                                    stock price appreciation for
                               Shares         options                                             option term
                             Underlying      granted to                                 ------------------------------
                               Options        employees     Exercise or
                               Granted        in fiscal     base price     Expiration
         Name                    (#)            year          ($/Sh)          date          5% ($)           10% ($)
---------------------------   ----------      ----------    -----------    ----------   -----------       ------------
William H. Buck
  Chief Executive Officer..    384,000            0           .625          11/11/04       66,307           382,080



                                                           Number of Shares
                                                        Underlying Unexercised      Value of Unexercised in-
                                                           Options at Fiscal          the-money Options at
                                                              Year-End (#)            Fiscal Year-End($)(1)
                                                      -------------------------     -------------------------
                     Name                             Exercisable/Unexercisable     Exercisable/Unexercisable
------------------------------------------------      -------------------------     -------------------------
William H. Buck
  Chief Executive Officer.......................                      384,000/0                    $336,000/0


---------------------
(1) The value of "in the money" options represents the difference between the exercise price of such option and the $1.50 closing price of the Company's Common Stock as quoted on the Nasdaq Bulletin Board on March 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 1997 by (a) each director and executive officer of the Company, (b) each person known by the Company to own beneficially five percent or more of the Common Stock and (c) all current executive officers, directors and five percent or more beneficial owners as a group.


                                                                 Number of
                                                                   Shares
                                                               Beneficially       Percent of Common
         Directors, Officers and Five Percent Stockholders         Owned          Stock Outstanding
         -------------------------------------------------     ------------       -----------------
         Jerome Greenberg (A). . . . . . . . . . . . . . .      6,658,000(1)             30.6
         William H. Buck (B) . . . . . . . . . . . . . . .      2,384,000(2)             11.0
         Roger Remillard (C) . . . . . . . . . . . . . . .      1,744,000(3)              8.0
         Donald Gilbreath (D). . . . . . . . . . . . . . .      1,230,400(4)              5.7
         Hugh A. Jencks. . . . . . . . . . . . . . . . . .         35,000(5)              *
         Robert Wussler. . . . . . . . . . . . . . . . . .         65,000(5)              *
         Thomas Glenndahl. . . . . . . . . . . . . . . . .         65,000(5)              *
         Lawrence D. Siegel. . . . . . . . . . . . . . . .              --               --
         All directors, officers and 5% or more
           beneficial owners as a group
           (eight persons) . . . . . . . . . . . . . . . .        12,101,400             55.7


--------------------------
*  Less than one percent.

(A) The address of Mr. Greenberg is c/o Christa Prange, 300 North State Street, Chicago, Illinois 60610.
(B) The address of Mr. Buck is 11 Bis Rue Du Dobropol, 75017, Paris France.
(C) The address of Mr. Remillard is 250 Warwick Lane, Crystal Lake, Illinois 60014.
(D) The address of Mr. Gilbreath is 543 Powell Lane, Westchester, Pennsylvania 19380.

(1) Includes 100,000 shares which may be acquired pursuant to the exercise of vested stock options.
(2) Includes 384,000 shares which may be acquired pursuant to the exercise of vested stock options.
(3) Includes 488,000 shares which may be acquired pursuant to the exercise of vested stock options.
(4) Includes 230,400 shares which may be acquired pursuant to the exercise of vested stock options.
(5) Represents shares which may be acquired pursuant to the exercise of vested stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company made advances to Roger Remillard during 1993 totaling $127,532. As of December 31, 1993, the receivable was forgiven and recorded as compensation expense.

    The Company loaned $39,238 to William H. Buck and $18,670 to Roger
Remillard during 1995. As of December 31, 1995, these amounts were forgiven and recorded as compensation expense.

    The Company's president resigned on January 8, 1997. The resignation relates to his position as officer and director of the Company and any of the Company's wholly owned subsidiaries. The Board of Directors approved a severance agreement which includes the former president and a consultant who performed various services for the Company. The severance agreement provides that the Company shall reimburse the former president and the consultant for reasonable expenses associated with the Company's business incurred by them up to an amount approximately equal to $300,000 upon submission to the Company of valid documentation which must be approved by the Company. The amount of expenses currently claimed is $255,350.

    The Company has recorded a liability of $300,000. This liability has been reduced by $96,478, which represents amounts loaned to the former president by the Company.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this Form 10-K:

         1. The following consolidated financial statements of the Company and its subsidiaries, together with the applicable report of independent public accountants:

              Report of Independent Public Accountants.

              Consolidated Balance Sheets at December 31, 1996 and 1995.

              Consolidated Statements of Operations for the years ended December 31, 1996, 1995, 1994 and for the period from May 1, 1990 (inception) through December 31, 1996 (the Cumulative Period).

              Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995, 1994 and for the period from May 1, 1990 (inception) through December 31, 1996 (the Cumulative Period).

              Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, 1994 and for the period from May 1, 1990 (inception) through December 31, 1996 (the Cumulative Period).

              Notes to Consolidated Financial Statements.

              Consolidated Other General and Administrative Expenses for the years ended December 31, 1996, 1995 and 1994 and for the period from May 1, 1990 (inception) through December 31, 1996 (the Cumulative Period).

         2.   Financial statement Schedules:

              None

         3.   Exhibits:

         EXHIBIT NO.
         -----------

         2.1* Agreement and Plan of Reorganization dated as of October 12, 1995 by and between Global Telephone and Communications, Inc. and Visual Information Services Corp. and its shareholders.

         3.1*      Articles of Incorporation, as amended, of VisCorp

         3.2* Articles of Incorporation, as amended of Visual Information Services Corp.

         3.3*      By-laws of VisCorp

         3.4*      By-laws of Visual Information Services Corp.

         4.1*      Form of the Company's Stock Certificate

         10.1* Service Agreement dated as of April 8, 1996 between Viscorp and Solectron France, S.A.

         10.2* Technology License Agreement dated as of January 1, 1995 by and between Visual Information Services Corp. and Digital Sciences, Inc.

         10.3* Employment Agreement between Visual Information Services Corp. and Jerome Greenberg dated as of November 12, 1994.

         10.4* Employment Agreement between Visual Information Services Corp. and Don Gilbreath dated as of November 12, 1994.

         10.5* Employment Agreement between Visual Information Services Corp. and William Buck dated as of November 12, 1994.

         10.6* Employment Agreement between Visual Information Services Corp. and Roger Remillard dated as of November 12, 1994.

         10.7* Employment Agreement between Visual Information Services Corp. and David Rosen dated as of January 7, 1996.

         10.8* Employment Agreement between Visual Information Services Corp. and Christa A. Prange dated as of May 1, 1996.

         10.9* License Agreement between Amiga Technologies GmbH and Visual Information Service Corp. dated as of December 26, 1995.

         10.10* Agreement for the Purchase of Inventories, Industrial Property Rights and certain other Rights and Assets between Escom AG, Amiga Technologies GmbH and VisCorp Acquisitions Inc. dated July 18, 1996.

         10.11* Gateway Information Provider Agreement between NTN Communications, Inc. and Visual Information Services Corp. dated as of December 13, 1994.

         10.12*    Viscorp Stock Option Plan

         10.13* Severance Agreement between Visual Information Services Corp. and William Buck and Raquel Velasco dated as of January 8, 1997.

         10.14* Employment Agreement between Visual Information Services Corp. and Hugh Jencks dated as of September 1, 1996.

         10.15* Placement Agent Agreement between Visual Information Services Corp. and Wincap, Ltd. dated December 6, 1996.

         11.1*     Earnings Per Share Computation

         21*       Subsidiaries

-----------------
* Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form 10, as amended, File No. 0-21225 and incorporated herein by reference.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1997.

                                       VISCORP


                                       By:  /s/ ROBERT J. WUSSLER
                                            ----------------------------------
                                            Robert J. Wussler, Chairman


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         SIGNATURE                          TITLE                                   DATE
         ---------                          -----                                   ----
  /s/ ROBERT J. WUSSLER      Chairman of the Board and Director                April 15, 1997
--------------------------
    Robert J. Wussler

  /s/ LAWRENCE D. SIEGEL     President, Chief Executive Officer and            April 15, 1997
--------------------------   Director (Principal Executive Officer)
    Lawrence D. Siegel

    /s/ HUGH A. JENCKS       Vice President, Secretary and Chief               April 15, 1997
--------------------------   Operating Officer (Principal Financial and
      Hugh A. Jencks         Accounting Officer)


  /s/ JEROME GREENBERG       Vice President, Treasurer and Director            April 15, 1997
--------------------------
    Jerome Greenberg

   /s/ ROGER REMILLARD       Director                                          April 15, 1997
--------------------------
     Roger Remillard

   /s/ THOMAS GLENNDAHL      Director                                          April 15, 1997
--------------------------
     Thomas Glenndahl



                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED FINANCIAL STATEMENTS AND
                             INDEPENDENT AUDITOR'S REPORT

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                           Form 10-K Items 14(a)(1) and (2)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                                   C O N T E N T S
                                   ---------------

                                                                          Page
                                                                          ----
Report of Blackman Kallick Bartelstein, LLP,
 Independent Auditors                                                      1-2

Financial Statements [Item 14(a)(1)]:
   Consolidated Balance Sheets                                               3

   Consolidated Statements of Operations                                     5

   Consolidated Statements of Stockholders' Equity (Deficit)               6-9

   Consolidated Statements of Cash Flows                                 10-11

Notes to Consolidated Financial Statements                               12-31

Consolidated Other General and Administrative Expenses                      32



Financial Statement Schedules [Item 14(a)(2)]:

    All financial statement schedules are omitted because the information described therein is not applicable, not required or is furnished in the financial statements or notes thereto.

                             INDEPENDENT AUDITOR'S REPORT


Stockholders
Viscorp
Chicago, Illinois


We have audited the accompanying consolidated balance sheets of VISCORP (A DEVELOPMENT STAGE ENTERPRISE) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three years ended December 31, 1996 and for the period from May 1, 1990 (inception) through December 31, 1996 (the cumulative period). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISCORP (A DEVELOPMENT STAGE ENTERPRISE) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years ended December 31, 1996 and for the cumulative period, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. The company continues to be a development stage enterprise and to date has not generated any revenues from product sales or positive cash flows from operations. The ultimate success of the company is dependent upon its ability to complete the development of its products and technology and to successfully introduce its products to the consumer marketplace. This development and introduction must be accomplished during a period in which competing technologies and products are rapidly evolving and are already available to consumers. The company must also be able to raise significant additional capital in debt or equity markets for both the development and introduction described above and also to sustain the day-to-day operations of the company. All of the above factors raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of other general and administrative expenses is presented for analysis purposes and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





BLACKMAN KALLICK BARTELSTEIN, LLP


Chicago, Illinois
April 4, 1997

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                             Consolidated Balance Sheets

                              December 31, 1996 and 1995


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        ASSETS
                                        ------

                                                          1996         1995
                                                       ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents (Note 3)                   $    8,654   $  739,930
  Receivables
    Stockholders                                           20,000            -
    Other (Net of allowance for
     doubtful accounts of $25,000
     in 1995)                                                   -            -
  Prepaid expenses                                         30,478      100,000
                                                       ----------   ----------

         Total Current Assets                              59,132      839,930
                                                       ----------   ----------

PROPERTY AND EQUIPMENT
  Equipment and furniture                                  62,893       55,428
  Equipment and furniture under
   capital lease                                           46,589            -
  Test equipment                                           18,040        4,883
                                                       ----------   ----------

                                                          127,522       60,311
  Less accumulated depreciation                           (36,733)     (26,028)
                                                       ----------   ----------

         Total Property and
          Equipment, Net                                   90,789       34,283
                                                       ----------   ----------

OTHER ASSETS
  Investment securities - Digital
   Sciences, Inc. (Notes 4 and 12)                              -      284,375
  Intangible assets (Net of accumulated
   amortization) (Note 5)                                  86,628       94,595
  Other                                                     5,753        5,670
                                                       ----------   ----------

                                                           92,381      384,640
                                                       ----------   ----------

                                                       $  242,302   $1,258,853
                                                       ----------   ----------
                                                       ----------   ----------

       The accompanying notes are an integral part of the financial statements.

                                                                       EXHIBIT A




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


                                                         1996          1995
                                                      ----------    ----------
CURRENT LIABILITIES
   Accounts payable                                   $1,439,283    $  304,889
   Accrued expenses                                      132,728        12,934
   Notes payable to related parties
    (Note 6)                                             652,953       234,394
   Other notes payable (Note 6)                          116,837             -
   Due to former officer and consultant
    (Note 16)                                            203,522             -
                                                      ----------    ----------

         Total Current Liabilities                     2,545,323       552,217

NOTES PAYABLE (Net of portion included
 in current liabilities) (Note 6)                         29,865             -

MINIMUM ROYALTY OBLIGATION (Note 14)                     450,000             -
                                                      ----------    ----------

         Total Liabilities                             3,025,188       552,217
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES (Note 10)                        -             -

STOCKHOLDERS' EQUITY (DEFICIT)
 (Exhibit C) (Note 7)
   Common stock                                          221,280       212,080
   Additional paid-in capital                         15,096,123     7,169,698
   Deferred compensation                              (3,713,542)            -
   Deficit accumulated during the
    development stage                                (14,386,747)   (6,329,829)
   Net unrealized investment losses
    (Note 4)                                                   -      (345,313)
                                                      ----------    ----------
         Total Stockholders' (Deficit)
          Equity                                      (2,782,886)      706,636
                                                      ----------    ----------

                                                      $  242,302    $1,258,853
                                                      ----------    ----------
                                                      ----------    ----------

                                                                       EXHIBIT B
                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)
                        Consolidated Statements of Operations
                   Years Ended December 31, 1996, 1995 and 1994 and
            Period from May 1, 1990 (Inception) through December 31, 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                 Period from
                                                                                                 May 1, 1990
                                                                                                 (Inception)
                                                                                                   through
                                                                                                 December 31,
                                                   1996           1995           1994                1996
                                               ------------   ------------   ------------        ------------
LICENSE INCOME (Note 12)                       $          -   $    629,688   $          -        $    629,688
                                               ------------   ------------   ------------        ------------
OPERATING EXPENSES
   Research and development                         955,570      1,010,884        701,460           3,798,180
   Minimum royalty expense (Note 14)                900,000              -              -             900,000
   Travel and entertainment                         374,317        743,390        194,162           1,509,432
   Unallocated (Note 16)                            300,000              -              -             300,000
   Legal fees (Note 10)
      Former employee litigation                    568,997        287,990          5,797             862,784
      Other                                         496,008        264,119         22,711           1,035,016
   Consulting                                       231,343        353,915         73,786             724,955
   Stock option compensation (Note 11)            2,927,083              -              -           2,927,083
   Fund raising fees for failed offerings           118,237              -              -             118,237
   Rent expense - related parties (Note 9)           11,400          8,400          9,100              39,400
   Other general and administrative               1,002,974        553,791        332,348           2,426,267
                                               ------------   ------------   ------------        ------------
         Total Operating Expenses                 7,885,929      3,222,489      1,339,364          14,641,354
                                               ------------   ------------   ------------        ------------
OPERATING LOSS                                    7,885,929      2,592,801      1,339,364          14,011,666
                                               ------------   ------------   ------------        ------------
OTHER EXPENSE (INCOME)
   Interest expense - Stockholder debt               25,659          2,910              -             237,928
    (Note 6)
   Interest expense - Other                          21,959          1,103              -              23,064
   Interest income                                   (7,385)        (8,761)        (4,095)            (20,241)
   Loss on disposal of equipment                      1,068              -            757               4,642
   Loss on investment (Note 4)                      129,688              -              -             129,688
                                               ------------   ------------   ------------        ------------
         Total Other Expense
          (Income), Net                             170,989         (4,748)        (3,338)            375,081
                                               ------------   ------------   ------------        ------------
NET LOSS                                       $ (8,056,918)  $ (2,588,053)  $ (1,336,026)       $(14,386,747)
                                               ------------   ------------   ------------        ------------
                                               ------------   ------------   ------------        ------------
AVERAGE SHARES OUTSTANDING
 (Note 2)                                        21,914,630     17,190,915     11,775,976
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
LOSS PER SHARE (Note 2)                        $       (.37)  $       (.15)  $       (.12)
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------


       The accompanying notes are an integral part of the financial statements.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)
              Consolidated Statements of Stockholders' Equity (Deficit)
                  Years Ended December 31, 1996, 1995, and 1994 and
            Period from May 1, 1990 (Inception) through December 31, 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                             Common Stock
                                                                            $.01 Par Value
                                                                          (50,000,000 Shares
                                                                              Authorized)
                                                       Date of           ---------------------
                                                     Transaction         Shares         Amount
                                                     -----------         ------         ------
Balance, May 1, 1990 (Inception)
Sale of Stock for Cash ($1 per share*)                   5/90                 -              $

Net Loss through 1991                                                         -              -
                                                                         ------         ------
Balance, through 1991                                                         -              -
Net Loss for the Year                                                         -              -
                                                                         ------         ------
Balance, December 31, 1992                                                    -              -
Exercise of Stock Options, Stock Issued for
 Retirement of Stockholder Advances ($1 per
 share*) (Note 11)                                       5/93                 -              -
Net Loss for the Year                                                         -              -
                                                                         ------         ------
Balance, December 31, 1993                                                    -              -
Exercise of Stock Options, Stock Issued for
 Retirement of Stockholder Advances ($1 per
 share*) (Note 11)                                       8/94                 -              -
Three-for-one Stock Split (Note 1)                      11/94                 -              -
Stock Sold for Cash ($2.50 per share**; class A
 and B Warrants Valued at $0) (Note 7)                  11/94                 -              -
Stock Issued in Exchange for Cancellation of
 Stockholder Debt ($2.50 per share**)                   11/94                 -              -
Stock Exchanged for Consulting Services
 ($2.50 per share**) (Note 7)                           11/94                 -              -
Stock Issuance Costs (Note 7)                                                 -              -
Net Loss for the Year                                                         -              -
                                                                         ------         ------

Balance, December 31, 1994                                                    -              -



       The accompanying notes are an integral part of the financial statements.

                                                                       EXHIBIT C
                                                                       (Page 1)





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            Common Stock
            no par value                                         Deficit
    -------------------------                                  Accumulated
                                  Additional                    During the
                                   Paid-In       Deferred      Development
    Shares****       Amount        Capital     Compensation       Stage
    ----------     ----------     ----------   ------------    -----------


         1,000     $    1,000     $        -   $          -    $         -
             -              -              -              -       (379,561)
    ----------     ----------     ----------   ------------    -----------
         1,000          1,000              -              -       (379,561)
             -              -              -              -       (665,583)
    ----------     ----------     ----------   ------------    -----------
         1,000          1,000              -              -     (1,045,144)


       799,200        799,200              -              -              -
             -              -              -              -     (1,360,606)
    ----------     ----------     ----------   ------------    -----------
       800,200        800,200              -              -     (2,405,750)


       199,800        199,800              -              -              -
     2,000,000              -              -              -              -

       500,000      1,250,000              -              -              -

       160,000        400,000      1,669,361              -              -

        62,000        155,000              -              -              -
             -       (238,833)             -              -              -
             -              -              -              -     (1,336,026)
    ----------     ----------     ----------   ------------    -----------

     3,722,000      2,566,167      1,669,361              -     (3,741,776)

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)
              Consolidated Statements of Stockholders' Equity (Deficit)
                  Years Ended December 31, 1996, 1995, and 1994 and
            Period from May 1, 1990 (Inception) through December 31, 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                             Common Stock
                                                                            $.01 Par Value
                                                                          (25,000,000 Shares
                                                                              Authorized)
                                                       Date of       -------------------------
                                                     Transaction       Shares         Amount
                                                     -----------     ----------     ----------
Balance, December 31, 1994                                                    -              -
Sale of Stock for Cash ($2.50 per share**) (Note 7)    Various                -              -
Sale of Stock for Cash ($5.00 per share***) (Note 7)   Various                -              -
Stock Issued as Compensation ($2.50 per share**)
 (Note 7)                                              Various                -              -
Stock Issued for Consulting Services ($2.50
 per share**) (Note 7)                                 Various                -              -
Stock Issuance Costs (Note 7)                                                 -              -
Effect of Merger (Note 2)                                            21,208,000        212,080
Net Loss for the Year                                                         -              -
                                                                     ----------     ----------

Balance, December 31, 1995                                           21,208,000        212,080

Exercise of Stock Options
Sale of Stock for Cash ($2.50 per share) (Note 7)      Various           20,000            200
Sale of Stock for Cash ($2.00 per share) (Note 7)      Various          500,000          5,000
Sale of Stock for Cash ($.625 per share) (Note 7)      Various          400,000          4,000
Stock Issuance Costs (Note 7)                                                 -              -
Stock Issuance Costs (Note 7)                                                 -              -
Deferred Compensation Related to Grant of
 Stock Options (Notes 7 and 11)                                               -              -
Amortization of Deferred Compensation (Note 7)                                -              -
Net Loss for the Year                                                         -              -
                                                                     ----------     ----------

Balance, December 31, 1996                                           22,128,000     $  221,280
                                                                     ----------     ----------
                                                                     ----------     ----------



   *$.0833 as adjusted for subsequent stock split and merger
  **$.625 as adjusted for merger
 ***$1.25 as adjusted for merger
****Not restated



       The accompanying notes are an integral part of the financial statements.

                                                                       EXHIBIT C
                                                                       (Page 2)




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


            Common Stock                                         Deficit
            No Par Value                                       Accumulated
   --------------------------     Additional                   During the
                                   Paid-In       Deferred      Development
   Shares****        Amount        Capital     Compensation       Stage
   -----------     ----------    -----------   ------------   ------------

     3,722,000     $2,566,167     $1,669,361   $          -    $(3,741,776)
     1,108,000      2,770,000              -              -              -
        53,000        265,000              -              -              -

       150,000        375,000              -              -              -

        26,500         66,250              -              -              -
             -       (330,000)             -              -              -
    (5,059,500)    (5,712,417)     5,500,337              -              -
             -              -              -              -     (2,588,053)
   -----------     ----------    -----------   ------------   ------------

             -              -      7,169,698              -     (6,329,829)


             -              -         49,800              -              -
             -              -        995,000              -              -
             -              -        246,000              -              -
             -              -     (2,805,000)             -              -
             -              -      2,800,000              -              -

             -              -      6,640,625     (6,640,625)             -
             -              -              -      2,927,083              -
             -              -              -              -     (8,056,918)
   -----------     ----------    -----------   ------------   ------------

   $         -     $        -    $15,096,123   $ (3,713,542)  $(14,386,747)
   -----------     ----------    -----------   ------------   ------------
   -----------     ----------    -----------   ------------   ------------

                                                                       EXHIBIT D
                                                                       (Page 1)
                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)
                        Consolidated Statements of Cash Flows
                   Years Ended December 31, 1996, 1995 and 1994 and
            Period from May 1, 1990 (Inception) through December 31, 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                             Period from
                                                                                             May 1, 1990
                                                                                              (Inception)
                                                                                               through
                                                                                             December 31,
                                                   1996           1995           1994           1996
                                               ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $ (8,056,918)  $ (2,588,053)  $ (1,336,026)  $(14,386,747)
                                               ------------   ------------   ------------   ------------

  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization                    41,256         13,136          4,798        101,186
    License income received in stock                      -       (629,688)             -       (629,688)
    Stock option compensation                     2,927,083              -              -      2,927,083
    Unallocated                                     300,000              -              -        300,000
    Loss on investment                              129,688              -              -        129,688
    Services paid in stock                                -        416,250              -        416,250
    Interest on stockholder loans                    25,659          2,910              -        237,930
    Interest on nonstockholder loan                   6,082              -              -          6,082
    Provision for losses on advances                      -         25,000              -         36,509
    Loss on disposal of equipment                     1,068              -            757          4,642
    (Increase) decrease in
     prepaid expenses                                69,522        (93,427)        (6,573)       (30,478)
    Increase in
       Accounts payable                           1,134,394        189,373         40,231      1,439,283
       Accrued expenses                             119,794          7,874          2,408        132,728
       Minimum royalty obligation                   450,000              -              -        450,000
                                               ------------   ------------   ------------   ------------
         Total Adjustments                        5,204,546        (68,572)        41,621      5,521,215
                                               ------------   ------------   ------------   ------------
         Net Cash Used in
          Operating Activities                   (2,852,372)    (2,656,625)    (1,294,405)    (8,865,532)
                                               ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                         -              -            500            500
  Capital expenditures                              (30,518)       (14,784)       (20,004)      (100,674)
  Advances to related company                             -        (25,000)             -        (36,509)
  Patents and other expenditures                    (13,838)       (28,023)       (73,946)      (142,234)
  Advances to stockholders                         (116,478)             -              -       (116,478)
                                               ------------   ------------   ------------   ------------
         Net Cash Used in
          Investing Activities                     (160,834)       (67,807)       (93,450)      (395,395)
                                               ------------   ------------   ------------   ------------


       The accompanying notes are an integral part of the financial statements.

                                                                       EXHIBIT D
                                                                        (Page 2)
                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)
                        Consolidated Statements of Cash Flows
                   Years Ended December 31, 1996, 1995 and 1994 and
            Period from May 1, 1990 (Inception) through December 31, 1996


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                        Period from
                                                                                        May 1, 1990
                                                                                         (Inception)
                                                                                           through
                                                                                        December 31,
                                              1996           1995           1994            1996
                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of checks issued in excess
   of funds on deposit                     $         -    $         -    $   (31,745)   $         -
  Borrowings from nonstockholders              100,000              -              -        100,000
  Borrowings from stockholders                 992,900        231,484        775,000      4,083,384
  Principal payments under
   notes payable                                (5,970)             -              -         (5,970)
  Repayments to affiliated company                   -              -        (18,689)             -
  Proceeds from issuance of
   common stock                              1,300,000      3,035,000      1,250,000      5,586,000
  Payment of stock issuance costs               (5,000)      (355,000)       (33,833)      (393,833)
  Repayment of stockholder borrowings         (100,000)             -              -       (100,000)
                                           -----------    -----------    -----------    -----------

         Net Cash Provided by
          Financing Activities               2,281,930      2,911,484      1,940,733      9,269,581
                                           -----------    -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                             (731,276)       187,052        552,878          8,654

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                             739,930        552,878              -              -
                                           -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                               $     8,654    $   739,930    $   552,878    $     8,654
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------



       The accompanying notes are an integral part of the financial statements.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries, after eliminating material intercompany balances and transactions.

CASH EQUIVALENTS

For purposes of the statements of cash flows, the company considers all highly liquid debt investments purchased with original maturities of three months or less and money market accounts to be cash equivalents. As of December 31, 1996, substantially all funds are held at one financial institution. The company does not believe it is exposed to any significant credit risk on cash equivalents.

INVESTMENT SECURITIES

As of December 31, 1995, marketable equity securities were categorized as available for sale and as a result were stated at fair value. These securities were held for noncurrent uses, such as capital expenditures, business expansion or acquisitions and therefore were classified as long-term assets. Unrealized holding losses were included as a component of stockholders' equity until realized.

PROPERTY AND EQUIPMENT

The company's policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets as indicated in the following tabulation by use of accelerated methods.

                                                      Years
                                                      -----

                   Equipment                            5
                   Furniture                            7
                   Test equipment                       5
                   Property under capital lease
                        Equipment                       5
                        Furniture                       3

Accumulated amortization for the assets under capital lease amounted to $5,880 as of December 31, 1996.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER SHARE

Loss per share is based upon the weighted average number of shares outstanding during the year (Note 2).

COMMON STOCK SPLIT

In November 1994, the board of directors authorized a three-for-one stock split of common shares effective immediately, which resulted in an increase of authorized shares from 1,000,000 as of December 31, 1993 to 10,000,000 as of December 31, 1994. All loss per share and share amounts, other than those otherwise described, included in these financial statements have been adjusted for the stock split and merger described in Note 2.

INTANGIBLES

Legal fees incurred for patents and trademarks allowed and/or pending have been capitalized. The company has received approval for several patents and certain trademarks which are being amortized over 5 years, which is management's current estimate of their useful lives. No amortization is being taken on patents and trademarks not yet issued as of December 31, 1996.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and stockholder loans are a reasonable estimate of their fair value. Investment securities are carried at their fair value. The minimum royalty obligation is carried at its contractual value, with an estimated fair value of approximately $400,000 based upon an annual interest factor of 8%.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, when the company grants stock options with an exercise price equal to the fair market value of the shares on the date of grant, no compensation expense is recorded.


NOTE 2 - NATURE OF OPERATIONS

The company was formed in Chicago, Illinois in May 1990. The company is a development stage enterprise and was founded to develop an electronic device
(ED) capable of adding modem, video data and telephone features to an ordinary television receiver over a telephone line. The company is also in the process of developing the Universal Internet Television Interface (UITI), which is strictly an internet access product using the customer's television set and phone line. The company is seeking to license the UITI and ED technologies to OEMs to be built into television sets. In 1995, the ED had reached the demonstration stage. The company is seeking partners with software capabilities to utilize the ED technology.

On November 28, 1995, the company merged with Global Telephone and Communications, Inc. (GTCI) and reorganized under Section 368(a)(1)(B) of the Internal Revenue Code. Pursuant to the merger, four shares of GTCI stock were exchanged for every share of Viscorp stock, resulting in the stockholders of the former Viscorp retaining voting control over the merged entity. Accordingly, for accounting purposes, the acquisition has been treated as a recapitalization of Viscorp with Viscorp as the acquiror (reverse acquisition).

Upon completion of the reorganization, GTCI changed its name to Viscorp. Pro forma results of operations have not been presented because the effects of this acquisition were not significant.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 3 - CASH AND CASH EQUIVALENTS

                                           1996         1995
                                         --------     --------

              Cash                       $  8,553     $  8,547
              Money market funds*             101      731,383
                                         --------     --------

                                         $  8,654     $739,930
                                         --------     --------
                                         --------     --------

*At cost (which approximates fair value)



NOTE 4 - INVESTMENT SECURITIES

Investment securities classified as noncurrent assets as of December 31, 1995 include marketable equity securities with a cost of $629,688, gross unrealized losses of $345,313 and an estimated fair value of $284,375.

On March 22, 1996, the stockholders of Digital Sciences, Inc. approved the acquisition of Digital Sciences, Inc. by Resource Finance Group Ltd. Digital Sciences, Inc. merged into DSI Acquisition Corp., a newly formed, wholly owned subsidiary of Resource Finance Group Ltd. On April 1, 1996, Resource Finance Group Ltd. merged into Intelligent Decision Systems Inc. (IDSI), a wholly owned subsidiary of Resource Finance Group Ltd. Each Digital Sciences, Inc. common share was converted into one common share of IDSI. The company's per share carrying value for these shares is $1.14 as of December 31, 1995, reflecting a 35% discount from its trading value, as the shares were not yet registered. In November 1996, the company agreed to transfer all of its shares of IDSI stock to a stockholder in exchange for the cancellation of a loan of $500,000 made by such stockholder to the company in October 1996. The company recognized a loss of $129,688 on this transfer.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 5 - INTANGIBLES

Intangible assets consist of the following:

                                                           1996         1995
                                                        ---------    ---------
    Patents and patents pending                         $  87,895    $  80,194
    Trademark and trademarks pending                       23,159       17,105
                                                        ---------    ---------
                                                          111,054       97,299
    Less accumulated amortization                         (24,426)      (2,704)
                                                        ---------    ---------
                                                        $  86,628    $  94,595
                                                        ---------    ---------
                                                        ---------    ---------


NOTE 6 - NOTES PAYABLE
                                                           1996         1995
                                                        ---------    ---------
    Note payable to stockholder, including
     accrued interest of 8%, payable on demand          $ 543,618    $ 234,394
    Note payable to stockholder, including accrued
     interest of 8%, payable on demand                    109,335            -
    Note payable, including accrued interest of
     12%, payable June 30, 1997*                          106,082            -
    Capital lease obligation, payable in monthly
     installments of $846.16, including interest
     at an annual rate of 36.7%, due February 6,
     1999                                                  15,403            -
    Capital lease obligation, payable in monthly
     installments of $211.81, including interest at
     an annual rate of 14.5%, due May 1, 2001               8,143            -
    Capital lease obligation, payable in monthly
     installments of $431.65, including interest at
     an annual rate of 12.3%, due February 13, 2001        17,074            -
                                                        ---------    ---------
         Total long-term debt                             799,655      234,394
    Less current maturities                              (769,790)    (234,394)
                                                        ---------    ---------
                                                        $  29,865    $       -
                                                        ---------    ---------
                                                        ---------    ---------

* Prior to the due date, the company will issue 160,000 shares of common stock in full satisfaction of this debt.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 6 - NOTES PAYABLE (Continued)

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996:

              Year Ending December 31:
                                 1997                        $ 18,941
                                 1998                          17,875
                                 1999                           9,414
                                 2000                           7,722
                                 2001                           1,922
                                                             --------
              Total Minimum Lease Payments                     55,874
              Less amount representing interest               (15,254)
                                                             --------
              Present Value of Net Minimum
               Lease Payments                                $ 40,620
                                                             --------
                                                             --------


NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK

In November 1994, the company issued 640,000 shares of common stock at $.625 per share in exchange for the cancellation of a loan from a stockholder. The difference between the stated value of the common stock ($400,000) and the balance of the stockholder loan ($2,069,361) was recorded as additional paid-in capital. The conversion was not part of the original terms of the loan. The transaction was an extinguishment of debt between the company and a principal stockholder and as such was accounted for as a capital transaction.

In November 1994, the company entered into an agreement with a placement agent for a private offering. This private offering resulted in the sale of 2,000,000 units at a purchase price of $.625 per unit for a total consideration of $1,250,000. Each unit consisted of one share of common stock, one class A warrant and one class B warrant. The placement agent received 200,000 shares of common stock and 48,000 expense units valued at $155,000 as compensation for its services and costs. Each expense unit was composed of one share of common stock, one class A warrant and one class B warrant. In addition, attorney and finder's fees totaling $83,833, paid or to be paid in cash, were incurred and are included as stock issuance costs. Of the $83,833, $50,000 was payable at December 31, 1994 to one consultant. In addition, the consultant was granted an option, exercisable until March 8, 1998, for the purchase of 80,000 shares of common stock at the exercise price of $.625 per share. During 1995, the company and the consultant revised the fee structure. In exchange for the cancellation of the $50,000 obligation and the option to purchase

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK (Continued)

80,000 shares, the consultant received $25,000 in cash, 40,000 shares of common stock with a deemed value of $25,000 and an option, which is exercisable until November 27, 2000, for the purchase of 120,000 shares at the price of $.625 per share. In both cases, the options granted to purchase common stock were assigned a fair value of $0 and were accounted for accordingly.

Each class A warrant entitled the registered holder to purchase one share of common stock at an exercise price of $1.25 at any time on or before March 1, 1995. Each class B warrant entitled the registered holder to purchase one share of common stock at an exercise price of $1.88 at any time on or before April 30, 1995. None of the class A warrants were exercised by the March 1, 1995 expiration date, nor were any class B warrants exercised by the April 30, 1995 expiration date.

During 1995, the company entered into an agreement with Dextro Establishment, located in Liechtenstein in Europe to raise equity financing solely from offshore purchasers and purchasers who may be deemed "accredited investors" as those terms are generally defined under Regulation S and Regulation D, respectively, promulgated by the U.S. Securities and Exchange Commission. A total of 4,400,000 shares of the company's stock were issued at a purchase price of $.625 per share for a total of $2,750,000. The placement agent received finder's fees totaling $330,000 which are included as stock issuance costs.

Prior to signing the agreement with Dextro, the company was able to raise $285,000 through the issuance of 212,000 shares at a purchase price of $1.25 per share and $20,000 through the issuance of 32,000 shares at a purchase price of $.625 per share.

In addition, an officer of the company and outside consultants received 600,000 and 66,000 shares, respectively, during 1995 as payment for services rendered, valued at the price of $.625 per share. Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

In February 1996, the company raised $50,000 through the issuance of 20,000 shares of common stock. In addition, from March 1 through April 11, 1996, the company raised $1,000,000 through the issuance of 500,000 shares of common stock and $250,000 through the exercise of 400,000 options at a price of $.625 per share which were convertible into 400,000 shares. The options were issued in connection with fund raising activities and were valued at $2,800,000, the difference between the fair value of the common stock at the date the options were granted and the exercise price of the options. This amount is included as stock issuance costs in the statement of stockholders' equity.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK (Continued)

Although the options have been exercised, the shares have not yet been issued. These shares have been included in the computation of earnings per share.

On February 5, 1996, the stockholders and the Board of Directors approved an increase in the number of authorized common shares from 25,000,000 to 50,000,000.

PREFERRED STOCK

In December 1996, the company entered into an agreement with a placement agent, Wincap, Ltd., to raise equity financing solely from non-U.S. persons as defined in Regulation S promulgated by the U.S. Securities and Exchange Commission through a private offering of the company's 8% cumulative convertible preferred stock, $.01 par value per share. The company offered a minimum of 2,000,000 and a maximum of 6,666,667 shares of the 8% preferred stock for consideration of between $3,000,000 and $10,000,000. The offering period expires June 30, 1997. On March 6, 1997, $3,047,748 was raised through the issuance of 2,031,832 shares of preferred stock. The company received a net amount of $2,691,246 after deducting the placement agent's fees of $356,502.

Each preferred stockholder is entitled to receive quarterly dividends on the last day of March, June, September and December in an amount equal to 8% per annum of the par value of the preferred stock. Dividends totaling $53,030 were paid on March 31, 1997.

Preferred stockholders will have the right to convert each share into one share of common stock as follows: a) 25% of the shares 90 days following the date the shares were purchased (the initial conversion date) and b) 25% of the shares at the end of each of the three consecutive 90-day periods following the initial conversion date.

For every two shares purchased, the stockholder will receive one warrant (which shall expire three years after the date of execution of the subscription agreement) to purchase one share of common stock at an exercise price of $3.00 per share (the preferred stock warrants). The preferred stock warrants shall become exercisable in the same increments and on the same dates that the conversion rights with respect to the shares to which they are attached become vested, as described in the immediately preceding paragraph.

From and after six months after the date of issuance of the shares, the company shall have the option to require the preferred stockholder to convert each of such shares into one share of common stock. Upon such conversion, all of the preferred stock warrants attached to such shares shall become fully exercisable.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

DEFERRED COMPENSATION

The company has recorded deferred compensation for the difference between the price of options granted and the fair value of the company's common stock. Deferred compensation is amortized to expense during the vesting period of the related options.


NOTE 8 - INCOME TAXES

The company had elected to be taxed as an S corporation under provisions of the Internal Revenue Code. Under these provisions, the company did not pay federal and state corporate income taxes on its taxable income but was responsible for state replacement taxes. The election was terminated effective November 12, 1994.

Significant components of the company's deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                        1996           1995
                                                     ----------     ----------
Deferred Tax Assets
    Net operating loss carryforwards                 $3,374,800     $1,330,100
    Compensation related to granting
     of stock options                                 1,170,800              -
                                                     ----------     ----------

       Total Deferred Tax Assets                      4,545,600      1,330,100

Valuation Allowance                                  (4,545,600)    (1,330,100)
                                                     ----------     ----------

       Net Deferred Tax Assets                       $        -     $        -
                                                     ----------     ----------
                                                     ----------     ----------

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES (Continued)

The company has net operating loss carryforwards of approximately $8,436,900 for federal and Illinois tax return purposes that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

                                       Operating
                                         Losses
                                       ----------

                              2009     $1,076,200
                              2010      2,249,000
                              2011      5,111,700
                                       ----------

                                       $8,436,900
                                       ----------
                                       ----------


Because of the uncertainty associated with future realization of the deferred tax assets, the deferred tax asset of approximately $4,545,600 has been offset in total by a valuation allowance.

Principal reasons for variations between the statutory federal rate and the effective rates were as follows:

                                                            1996         1995         1994
                                                           ------       ------       ------
  U.S. federal statutory income tax rate                    34.00%       34.00%       34.00%
  State income taxes, net of federal tax benefit             4.71         4.71         4.71
  Permanent differences regarding compensation                  -            -        17.85
  S Corporation income                                          -            -       (25.29)
  Valuation allowance                                      (38.71)      (38.71)      (32.01)
  Other                                                         -            -          .74
                                                           ------       ------       ------

                                                                -%           -%           -%
                                                           ------       ------       ------
                                                           ------       ------       ------


                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 9 - RENTAL ARRANGEMENTS

The company entered into one-year leases for its office facilities. The lease for one of its offices is with a significant stockholder. Effective March 1, 1996, the company entered into a one-year lease with a nonrelated party at an annual rental of $43,960. In 1996, the company was charged $8,000 for lab facilities in the home of one of its officers in Pennsylvania. Effective April 1, 1997, the company entered into a nine-month lease for office space in Calabasas, California for $2,983 per month. Total rental expense for all operating leases, except those with terms of one month or less that were not renewed, was $47,672, $8,400 and $15,650 for the years ended December 31, 1996, 1995 and 1994, respectively. The amount of related party rent expense included above was $11,400, $8,400 and $9,100 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

Through December 31, 1995, the company had entered into separate employment agreements with four of its officers. The agreements for the four officers expire November 11, 1997, and automatically renew for an additional one-year period unless the company or the employees notify the other party not less than 120 days prior to the expiration of the agreement of the company's or the employees' intent to let the agreement expire. One of the officers resigned on January 8, 1997, but the remaining terms and conditions of his employment agreement shall remain in full force as they relate to his continuing obligations. The agreements for two of the officers were terminated by the Board of Directors effective March 15, 1997.

During 1996, the company entered into separate employment agreements with three of its officers and one employee. All agreements expire in 1998 and do not automatically renew. The agreements for two of the officers were terminated August 6, 1996 and January 27, 1997, respectively.

All of the above agreements included the granting of stock options to purchase common stock. See Note 11.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

In December 1994, a former director and officer of the company filed a lawsuit in the California Superior Court. This lawsuit was subsequently removed to the United States District Court for the Northern District of California. The second amended complaint dated April 30, 1996 alleges multiple claims including breach of fiduciary duty, breach of oral agreement, wrongful termination of employment, interference with contract, breach of employment agreement and fraudulent misrepresentation, all arising out of the plaintiff's employment over a period of 2-1/2 months as the company's president, the termination of his employment and the aborted negotiations for a proposed merger between the company and the plaintiff's company. Damages claimed are in excess of $10,000,000 for failure to transfer approximately 4,000,000 shares of the company's stock allegedly promised to the plaintiff, salary and expenses arising out of his employment relationship and punitive damages. The dollar amount of damages claimed its dependent upon the current per share price of the company's stock.

The company has filed a claim against the plaintiff for fraud, breach of fiduciary duty, declaratory relief, rescission and negligent interference with prospective business advantage arising out of the same set of occurrences as the plaintiff's complaint. The company's first summary adjudication motion, challenging the plaintiff's claim for failure to transfer approximately 4,000,000 shares of company stock, was granted by the District Court on August 29, 1996, thus precluding the plaintiff from recovering any shares of stock from the company. Although this claim has been dismissed, the plaintiff filed a motion for reconsideration, which was heard by the District Court on October 11, 1996. On December 6, 1996, the District Court denied the plaintiff's motion for reconsideration. The company filed a summary adjudication motion against the plaintiff on all his remaining claims, which also was heard by the District Court on October 11, 1996. On December 6, 1996, the court granted the company's summary adjudication motion and dismissed all of the plaintiff's remaining claims. It remains possible that the summary adjudication orders could be overturned on appeal. Should the orders be overturned, and should the plaintiff prevail on these claims, the company may be materially adversely affected by the outcome.

The company filed a lawsuit against three individuals formerly associated with the company and the corporation which currently employs each of the foregoing individuals on July 25, 1996 in the United States District Court for the Northern District of California. The company's complaint alleges misappropriation of trade secrets, conversion and breach of fiduciary duty arising out of the individual defendants' previous confidential relationships with the company, access to proprietary information including the technology, hardware design, software parts selection, feature set and architecture of the ED technology and subsequent transmittal of this proprietary information

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION (Continued)

to the defendant corporation for its beneficial use. The company is seeking declaratory and injunctive relief, as well as monetary damages. The defendants filed various counterclaims against the company on September 13, 1996 alleging intentional interference with economic advantage, intentional interference with contractual relations and unfair competition arising out of the same set of occurrences. The defendants are seeking damages for lost profits, injury to business reputation, diminution of value of proprietary data, loss of customers and loss of investments. In addition, the defendants are seeking a declaratory judgment of no misappropriation of trade secrets, injunctive relief and punitive damages.

On March 27, 1997, a company that was engaged to provide investment banking, corporate finance and financial advisory services filed a civil lawsuit against the company. The complaint alleges breach of contract and is claiming damages in the amount of $463,237. The company believes the claim is without merit and intends to vigorously defend itself against the actions.

The company has filed a motion for a preliminary injunction, which motion was heard by the District Court on October 25, 1996. On December 4, 1996, the District Court granted the company's motion and issued a preliminary injunction against the defendants. The injunction enjoins the defendants, during the pendency of the action, from using any of the company's trade secrets or technology. Because the lawsuit is still in the discovery stage, it is not possible to determine the probable likelihood of an adverse ruling on the defendants' counterclaims. However, if the defendants succeeded on their counterclaims, and were awarded significant monetary damages, and/or injunctive or declaratory relief against the company, the company could be materially adversely affected. The company believes the allegations in the defendants' counterclaims are without merit and intends to vigorously defend itself against the actions.

An additional lawsuit was filed against the company by a former officer and another individual formerly associated with the company on December 20, 1996 in the United States District Court for the Northern District of California. The complaint alleges multiple claims including breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, wrongful termination and conversion, all arising out of the plaintiffs' employment with the company during 1995. Damages claimed are for failure to transfer 400,000 shares of the company's stock and 284,000 options to purchase the company's stock allegedly promised to each of the plaintiffs, lost profits and business opportunities arising out of the employment relationships and punitive damages. The dollar amount of damages claimed is dependent upon the current per share price of the company's stock.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION (Continued)

Because the lawsuit has not yet reached the discovery stage, it is not possible to determine the probable likelihood of an adverse ruling on the plaintiffs' claims. However, if the plaintiffs succeeded on their claims, and were awarded significant monetary damages against the company, the company could be materially adversely affected. Although the company has not had enough time to respond to the complaint, the company intends to vigorously defend itself against the action.


NOTE 11 - STOCK OPTIONS

In November 1994, the company, pursuant to employment agreements, granted options to purchase 1,002,400 shares of common stock at an exercise price of $.625 per share. These options were issued to officers of the company. Options to purchase 212,800 shares of the common stock were immediately vested with the balance of the options vesting over a two-year period commencing February 1, 1995. These options will expire in November 2004. None of these options were exercised during 1994, so 1,002,400 options to purchase shares of common stock were outstanding as of December 31, 1994.

In September 1995, the company adopted a stock option plan that reserved a total of 2,400,000 shares of authorized, but unissued shares of common stock. Options under the plan may be granted to employees and/or parties who render services to the company. The final date on which options could be granted was September 30, 1996. All options expire on June 30, 2001 if not previously exercised. During 1995, 525,200 options were granted to employees under the stock option plan at an exercise price of $.625 per share. No options under the plan were exercised during 1995.

In December 1995, an additional 200,000 options were granted to an officer under the stock option plan at an exercise price of $.625.

In addition, during September 1995, 440,000 stock options were granted to parties under various settlement agreements at an exercise option of $.625 per share. These options under the settlement agreements expire in September 2000. None of these options were exercised during the year ended December 31, 1995.

In January 1996, the company granted options to purchase 170,000 shares of common stock to various individuals at an exercise price of $.625 per share under the company's stock option plan. All options expire October 1, 2000. No options were exercised during 1996.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 11 - STOCK OPTIONS (Continued)

In March 1996, the company granted 400,000 options for services rendered in connection with fund raising activities.

In May 1996 and September 1996, the company, pursuant to employment agreements, granted options to purchase 575,000 shares of common stock at an exercise price of $.625 per share. These options were issued to three officers and an employee of the company. Options to purchase 100,000 shares of the common stock were immediately vested with the balance of the options vesting over a two-year period. Options to purchase these shares will expire as follows: 25,000 shares in April 1997, 50,000 shares in May 1997, 250,000 shares in May 2001 and 250,000 shares in September 2001.

Effective May 6, 1996, the company established a nonemployee directors' stock option plan whereby each person who is elected as a director and constitutes an eligible participant shall be granted an option on the effective date of his/her becoming an eligible participant to purchase 25,000 shares of common stock.
Each person who is subsequently re-elected to a second and third term will be granted an option to purchase an additional 25,000 and 50,000 shares, respectively. The option period of each option shall be five years, and the price per share of the common stock purchasable under an option shall be the fair market value as of the grant date. During 1996, three directors were elected with each receiving 25,000 options. Effective March 15, 1997, the Board of Directors amended the plan, entitling each outside director to receive 40,000 options quarterly which will vest on the following dates: March 15, 1997; June 15; 1997; September 15, 1997; December 15, 1997; and March 15, 1998. The
exercise price of each option will be the average bid price for the 90 days immediately preceding the vesting. If a director should resign, options will be awarded according to the above schedule through the closing date of the quarter in which he/she submits the resignation. The company reserved 300,000 shares of authorized, but unissued shares of common stock for this plan.

The company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for these options been determined based on their fair value at the date of grant consistent with the method of accounting prescribed by SFAS No. 123, the company's net loss and loss per share would have been increased by $180,000 or $.01 per share and $170,000 or $.01 per share in 1996 and 1995, respectively. The pro forma effect on the company's 1996 and 1995 net income is not indicative of the pro forma effect in future years, because it does not take into consideration the pro forma expense related to grants made prior to 1995.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 11 - STOCK OPTIONS (Continued)

The fair value of options granted during 1996 and 1995 has been estimated using the Black-Scholes pricing model. The following weighted-average assumptions were used in determining fair value:

                                                  1996      1995
                                                  ----      ----

              Expected life (in years)               3         3
              Risk-free interest rate              6.5       6.5
              Volatility factor                    20%       20%

The following table summarizes stock option activity under the various stock option arrangements:

                                                    Options     Exercise Price
                                                  Outstanding      per Share
                                                  -----------   --------------

    Balance as of December 31, 1993                         -     $          -
         Granted                                    1,002,400            0.625
         Exercised                                          -                -
         Canceled                                           -                -
                                                    ---------

    Balance as of December 31, 1994                 1,002,400            0.625
         Granted                                    1,165,200            0.625
         Exercised                                          -                -
         Canceled                                           -                -
                                                    ---------

    Balance as of December 31, 1995                 2,167,600            0.625
         Granted                                    1,145,000            0.625
         Granted (immediately exercisable)             75,000     10.5625 - 11
         Exercised                                   (400,000)           0.625
         Canceled                                           -                -
                                                    ---------

    Balance as of December 31, 1996                 2,987,600       0.625 - 11
                                                    ---------
                                                    ---------

As of December 31, 1996, options to purchase 2,512,600 shares of common stock were exercisable.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 11 - STOCK OPTIONS (Continued)

         Number of Options   Weighted Average     Weighted Average
              Granted         Exercise Price    Fair Value of Options
         -----------------   ----------------   ---------------------

         1996
         ----
            1,145,000 (1)          $0.625                $8.30
               75,000 (2)           10.71                 2.46
            ---------

            1,220,000
            ---------
            ---------

         1995
         ----
            1,165,200
            ---------
            ---------               0.625                  .15

(1) Grant price is less than fair value of shares on grant date.
(2) Grant price is equal to fair value of shares on grant date.

The company made a fourth quarter adjustment that reduced compensation expense for 1996 by approximately $748,000 to correct an error in its previously recorded calculation.


NOTE 12 - LICENSE FEE INCOME

In January 1995, the company entered into a license agreement with Digital Sciences, Inc. to license the ED technology and services and received an initial license fee paid in the form of 250,000 shares of Digital Sciences, Inc. common stock. The shares received on February 27, 1995 had a trading price of $968,750 and a fair value of $629,688, reflecting a 35% discount from trading price, as the shares were not yet registered (the "Digital Stock"). The company recognized this stock receipt as income during 1995 as all the requirements of the company under the agreement were completed during the year. In addition, Digital Sciences, Inc. will pay a license fee based on a percentage of gross revenue derived from the use of the ED technology and services. The company did not receive any such license fees in 1996 and 1995.


NOTE 13 - LICENSE FEE EXPENSE

In 1994, as part of an agreement with NTN Communications, Inc. (NTN), the company incurred and expensed a license fee of $250,000. Of this fee, $200,000 was paid in 1994, with the remainder due on March 31, 1997. The remainder was not paid as of March 31, 1997. The company is currently negotiating an extension for payment. The initial term of the agreement expires December 13, 2001. Unless terminated, in accordance with the terms of the agreement,

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 13 - LICENSE FEE EXPENSE (Continued)

the agreement will be extended for a period of seven years. The company has a nonexclusive worldwide license to promote, market and develop an online computer service (service), which will be provided by NTN, for use with the company's product. The technology of the service provides two-way interactive computerized games that are broadcast to multiple locations, can be played by multiple participants at each location and allow the retrieval and processing of data entered by the participants. The company is required to pay usage royalties as defined in the agreement.


NOTE 14 - AMIGA

In January 1996, the company finalized an agreement with Amiga Technologies GmbH (Amiga), a German company, for a nonexclusive, nontransferable license to the Amiga computer operating system technology. The initial term of the agreement expires December 26, 1998. Unless terminated, in accordance with the terms of the agreement, the agreement is to be renewable for subsequent three-year periods at the licensee's option. In January 1996, the company paid an initial royalty deposit of $450,000 to Amiga. The company is required to pay usage royalties as defined in the agreement.

On July 18, 1996, the company entered into an agreement with Amiga (the "Amiga Agreement") to acquire certain assets of Amiga (the "Amiga Assets"). The Amiga Assets would be acquired by the company from the bankruptcy estate of Escom Beteiligungs GmbH (a former manufacturer and distributor of IBM compatible computers throughout Europe) (the "bankruptcy estate of Escom"). The Amiga Agreement was canceled during the beginning of the fourth quarter of 1996 because the company was unable to secure the necessary financing to consummate the transaction.

Although the Amiga Agreement was canceled, the company intends to continue its use of the Amiga computer operating system in accordance with the provisions of its December 1995 licensing agreement with Amiga.

To date no usage royalties have been paid by the company. However, per the terms of the agreement, the company is required to pay a minimum royalty of $900,000 to Amiga or its successors. This amount is due on the earliest of the following dates: 1) twelve months after the day of the start of distribution of the licensed product (as defined in the agreement), 2) termination of the original term of the agreement (December 28, 1996), or 3) an earlier termination date as provided for in the agreement. The company has recorded an additional long-term liability in the amount of $450,000 for the unpaid portion of the minimum royalty and has expensed an additional $450,000 in the fourth quarter of the year ended December 31, 1996.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 15 - UNCERTAINTY - GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern. The company continues to be a development stage enterprise and to date has not generated any revenues from product sales or positive cash flows from operations. The ultimate success of the company is dependent upon its ability to complete the development of its products and technology and to successfully introduce its products to the consumer marketplace. This development and introduction must be accomplished during a period in which competing technologies and products are rapidly evolving and are already available to consumers. The company must also be able to raise significant additional capital in debt or equity markets for both the development and introduction described above and also to sustain the day-to-day operations of the company. All of the above factors raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 16 - OTHER SUBSEQUENT EVENTS

The company's president resigned on January 8, 1997. The resignation relates to his position as officer and director of the company and any of the company's wholly owned subsidiaries. The Board of Directors approved a severance agreement which includes the former president and a consultant who performed various services for the company. The severance agreement provides that the company shall reimburse the former president and the consultant for reasonable expenses associated with the company's business incurred by them up to an amount approximately equal to $300,000 upon submission to the company of valid documentation which must be approved by the company. The amount of expenses currently claimed is $255,350.

The company has recorded a liability of $300,000. This liability has been reduced by $96,478, which represents amounts loaned to the former president by the company.


NOTE 17 - RELATED PARTY TRANSACTIONS

The company made advances to stockholders of $116,478 and $57,908 during 1996 and 1995, respectively. The 1995 amount, which was originally intended to be recovered, was forgiven during the year in which it was advanced and accounted for as compensation expense in 1995.

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      Notes to Consolidated Financial Statements

                     Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 18 - NONCASH INVESTING AND FINANCING ACTIVITIES AND OTHER CASH FLOW INFORMATION

The company incurred a liability of $300,000 in 1996 as a result of a severance agreement with the former president and a consultant.

Capital lease obligations of $46,590 were incurred when the company entered into leases for new furniture and equipment in 1996.

The company recorded deferred compensation of $6,640,625 in connection with the granting of options in 1996.

A stockholder received investment securities in full satisfaction of a note payable for $500,000.

Cash payments of interest amounted to $15,877 in 1996.


NOTE 19 - RECLASSIFICATION

For comparability, the 1995 and 1994 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 1996.

                                                                    SCHEDULE B-1

                                       VISCORP
                           (A DEVELOPMENT STAGE ENTERPRISE)

                Consolidated Other General and Administrative Expenses

                   Years Ended December 31, 1996, 1995 and 1994 and
            Period from May 1, 1990 (Inception) through December 31, 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                               Period from
                                                                               May 1, 1990
                                                                               (Inception)
                                                                                 through
                                                                               December 31,
                                     1996           1995           1994            1996
                                  ----------     ----------     ----------     -----------
Salaries                             328,086     $  224,391     $   72,427      $  829,542
Payroll taxes                         27,650         10,887          3,338          41,875
Equipment rental                         171              -            722             893
Advertising                                -              -             69          46,545

Business plan                          1,290         39,141          2,500          42,931
Accounting                            86,497         59,811         46,920         222,753
Automobile                                 -              -         14,159          37,773
Depreciation and amortization         41,256          8,161          3,235          94,648

Dues and subscriptions                 2,525              -          1,621           7,145
Delivery                              14,724              -          4,994          19,718
Office                                 9,651         25,812          2,489          44,563
Miscellaneous                         36,175         26,820         12,152          86,020

Promotion                            100,572         16,372         15,318         195,306
Repair and maintenance                 7,159          1,344            131          12,034
Rent and utilities                    58,334            210          6,869          97,565
Bank charges                               -            486            479           2,350

Insurance                            143,030         19,016          2,125         164,171
Telephone                             86,854         58,840         34,372         224,175
Printing                                   -              -          5,406          20,229
Bad debts                                  -              -              -          11,509

Bad debts - Other                          -         25,000              -          25,000
Directors' fee                        59,000         37,500          4,500         101,000
Outside services                           -              -         98,522          98,522
                                  ----------     ----------     ----------      ----------


         Total (Exhibit B)        $1,002,974     $  553,791     $  332,348      $2,426,267
                                  ----------     ----------     ----------      ----------
                                  ----------     ----------     ----------      ----------



         See independent auditor's report regarding supplemental information.