Form 10-Q
period 1997-03-31
VISCORP
filed 1997-05-15
CIK 1020292

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMMISSION

                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                     COMMISSION FILE NUMBER 0-21225
                        -----------------------

                               VISCORP

              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEVADA                                                   88-0101953
        (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER ID NO.)

             4764 PARK GRANADA, SUITE 110, CALABASAS, CALIFORNIA 91302
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                              (818) 225-0000
                (REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      COMMON STOCK, $0.01 PAR VALUE
                          (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES  X        NO
                            ------       -------

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 22,128,000 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF MARCH 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                                 VISCORP
                     (A DEVELOPMENT STAGE ENTERPRISE)

                  Condensed Consolidated Balance Sheets


                                 ASSETS

                                                       Unaudited        Unaudited
                                                         Three            Three
                                                         Months           Months
                                                         Ended            Ended
                                                        March 31,        March 31,
                                                          1997             1996
                                                     -------------     ------------
CURRENT ASSETS
    Cash and cash Equivalents                            1,510,315          106,547
    Receivables                                                                   0
       Stockholders                                         20,000           24,598
       Other                                                 1,389

       Prepaid expenses                                     13,235          524,800
                                                     -------------     ------------

               Total Current Assets                      1,544,939          655,945
                                                     -------------     ------------

 PROPERTY AND EQUIPMENT, AT COST
    Equipment and Furniture                                 62,893           65,505
    Equipment and Furniture under
      capital lease                                         46,589            4,883
    Test Equipment                                          18,040                0
                                                     -------------     ------------
                                                           127,522           70,388
    Less accumulated depreciation                          (41,233)         (28,636)
                                                     -------------     ------------
               Total Property and Equipment, Net            86,289           41,752
                                                     -------------     ------------

OTHER ASSETS
    Investment securities-Digital Sciences, Inc.                 0          343,750
    Intangible assets (Net of accumulated
     amortization)                                          81,196           93,919
    Other                                                    5,753            5,670
                                                     -------------     ------------
               Total Other Assets                           86,949          443,339
                                                     -------------     ------------
                     Totals                              1,718,177        1,141,036
                                                     -------------     ------------
                                                     -------------     ------------


                                  VISCORP


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 Unaudited          Unaudited
                                                   Three              Three
                                                   Months             Months
                                                   Ended              Ended
                                                 March 31,           March 31,
                                                   1997                1996
                                               ------------       -------------
CURRENT LIABILITIES
  Accounts payable                                825,675            409,134

  Accrued expenses                                105,498             17,955
  Notes payable to related parties                665,441            231,484
  Other notes payable                             117,777                  0
  Due to former officer and consultant            203,522                  0
                                               ------------        ------------
         Total Current Liabilities              1,917,913            658,573
                                               ------------        ------------

NOTES PAYABLE (Net of portion included
  in current liabilityies)                         29,665                  0

MINIMUM ROYALTY OBLIGATONS                        450,000                  0
                                               ------------        ------------
         Total Liabilities                      2,397,578            658,573
                                               ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                                    221,280            216,280
  Preferred stock                                  20,318                  0
  Additional paid-in capital (common)          15,096,123          7,640,498
  Additional paid-in capital (preferred)        2,680,928                  0
  Dividend cost (preferred)                       (53,030)
  Deferred compensation for grant
    stock option                               (3,713,542)                 0
  Deficit accumulated during the
    development stage                         (14,931,478)        (7,088,377)
  Net unrealized investment losses (gains)              0           (285,938)
                                               ------------        ------------
         Total Stockholders' Equity (Deficit)    (679,401)           482,463
                                               ------------        ------------
             Totals                             1,718,177          1,141,036
                                               ------------        ------------
                                               ------------        ------------

                                 VISCORP
                     (A DEVELOPMENT STAGE ENTERPRISE)

                 Condensed Consolidated Statement of Income



                                          Unaudited    Unaudited    Period from
                                            Three        Three      May 1, 1990
                                            Months       Months     (Inception)
                                            Ended        Ended       Unaudited
                                          March 31,    March 31,     March 31,
                                            1997         1996          1997
                                        ------------ ------------ -------------
LICENSE INCOME                                   0            0        629,688

Operating Expenses
    Research and development                25,084      286,738      3,823,264
    Minimun royalty expense                      0            0        900,000
    Travel and entertainment                31,397      105,075      1,540,829
    Unallocated                                  0            0        300,000
    Legal fees
      Former employee litigation            20,846       14,432        883,630
      Other                                 96,881       71,461      1,131,897
    Consulting                             143,473       91,000        868,428
    Stock option compensation                    0            0      2,927,083
    Fund raising fees for failed offerings       0            0        118,237
    Rent expense - related parties                                      39,400
    Other general and administrative       209,586      212,982      2,635,853
                                        ------------ ------------ -------------
            Total Operating Expenses       527,267      781,688     15,168,621
                                        ------------ ------------ -------------
OPERATING LOSS                             527,267      781,688     14,538,933

OTHER EXPENSE (INCOME)
    Interest expense - Stockholder debt     15,488        3,498        253,416
    Interest expense - Other                 1,977            0         25,041
    Interest income                             (1)      (1,638)       (20,242)
    Loss on disposal of equipment                0            0          4,642
   Loss on investment                            0            0        129,688
                                        ------------ ------------ -------------
         Total Other (Income) Expense,
            Net                             17,464        1,860        392,545
                                        ------------ ------------ -------------
NET LOSS                                   544,731      783,548     14,931,478
                                        ------------ ------------ -------------
                                        ------------ ------------ -------------
AVERAGE SHARES OUTSTANDING COMMON       22,128,000
AVERAGE SHARES OUTSTANDING PREFERRED     2,031,832

LOSS PER SHARE                                 .02

                                     VISCORP
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         Condensed Consolidated Cash Flows

                                          Unaudited     Unaudited  Period from
                                            Three         Three    May 1, 1990
                                            Months        Months    (Inception)
                                            Ended         Ended     Unaudited
                                          March 31,     March 31,    March 31,
                                            1997          1996         1997
                                        ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                (544,731)    (783,548)   (14,931,478)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities                         0
  Depreciation and amortization              9,932       40,784        111,118
  License income received in stock               0            0       (629,688)
  Stock option compensation                      0            0      2,927,083
  Unallocated                                    0            0        300,000
  Loss on investment                             0            0        129,688
   Services paid in stock                        0            0        416,250
   Interest on stockholder loans            15,488        3,498        253,418
   Interest on nonstockholder loan               0            0          6,082
   Provision for losses on advances              0            0         36,509
    Loss on disposal of equipment                0            0          4,642
   (Increase) in accounts receivable        (1,389)           0         (1,389)
   Increase (decrease) in prepaid
     expenses)                              17,243     (462,300)       (13,235)
   Increase (decrease) in
      Accounts payable                    (613,608)     104,245        825,675
      Accrued expenses                     (47,230)      (1,387)        85,498
      Minimum royalty obligation                 0            0        450,000
                                        --------------------------------------
        Total Adjustments                 (619,564)    (315,160)     4,901,651
                                        --------------------------------------
        Net Cash Used in Operating
          Activities                    (1,164,295)  (1,098,708)   (10,029,827)
                                        --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                0            0            500
  Capital expenditures                           0      (10,077)      (100,674)
  Advances to related company                    0            0        (36,509)
  Patents and other expenditures                 0                    (142,234)
  Advances to stockholders                       0      (24,598)      (116,478)
                                        --------------------------------------
                                        --------------------------------------
        Net Cash used in Investing
          Activities                    (1,164,295)     (34,675)      (395,395)
                                        --------------------------------------

                                  VISCORP
                      (A DEVELOPMENT STAGE ENTERPRISE)

              Condensed Consolidated Statements of Cash Flows


                                         Unaudited    Unaudited   Period from
                                           Three        Three     May 1,1990
                                           Months       Months   (Inception)
                                           Ended        Ended      through
                                         March 31,    March 31,   March 31,
                                           1997         1996        1997
                                      ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of checks issued in exess
    of funds on deposit                        0             0
  Borrowings from nonstockholders              0             0      100,000
  Borrowings from stockholders            20,000                     20,000
  Principal payments under notes
    payable                               (2,260)                    (2,260)
  Repayments to affiliated company             0                          0
  Proceeds from issuance of
    common stock                               0       500,000      500,000
  Payment of stock issuance cost        (346,502)            0     (346,502)
  Repayment of stockholder borrowings          0                   (100,000)
  Proceeds from issuance of
    preferred stock                    3,047,748                  3,047,748
  Dividends paid                         (53,030)                   (53,030)
                                      ----------------------------------------
    Net Cash Provided by Financing
      Activities                       2,665,956       500,000    3,165,956
                                      ----------------------------------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                          1,501,661      (633,383)   1,510,315
                                      ----------------------------------------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                        8,654       739,930
                                      ----------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        1,510,315       106,547    1,510,315
                                      ----------------------------------------

VisCorp
4764 Park Granada
Suite 110
Calabasas, CA  91302



RESULTS OF OPERATIONS

    Three Months Ended March 31,1997 Compared to three Months Ended March 31, 1996.

    Research and development expenses decreased to $25,084 for the first quarter of 1997 from $286,738 for the first quarter of fiscal 1996, a decrease of $261,654.This decrease was due to the reduced activity to the production of a prototype of the ED.


    Travel and entertainment expenses decreased to $31,399 for the first quarter of fiscal 1997 from $105,075 for the first quarter of fiscal 1996, a decrease of $73,676. The decrease was due to the reduction in travel by the management.


Consulting expenses increased to $143,472 for the first quarter of 1997 from $91,000 for the first quarter of fiscal 1996, an increase of $52,472. This increase was due to retaining a new Chief Executive Officer.


    Legal fees increased to $117,727 for the first quarter of fiscal 1997 from $85,893 for the first quarter of fiscal 1996, an increase of $31,834. This increase was due to increased activity relating to the Bushnell litigation and Serlin litigation. (See 10K).


Other General and Administrative expenses decreased to $209,586 for the first quarter of 1997 from $212,982 for the first quarter of fiscal 1996, a decrease of $3,396. This decrease was due to the reduction of advertising materials.

VisCorp
4764 Park Granada
Calabasas, CA  91302



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Viscorp


Date: May 15, 1997                    /s/ LAWRENCE D. SIEGEL
      ------------                    -------------------------------------
                                      Lawrence D. Siegel
                                      (President, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer))


Date: May 15, 1997                    /s/ HUGH A. JENCKS
      ------------                    -------------------------------------
                                      Hugh A. Jencks
                                      Vice President, Secretary and Chief
                                        Operating Officer (Principal
                                        Financial and Accounting Officer))