Form 10-Q
period 1997-06-30
VISCORP
filed 1997-08-20
CIK 1020292

                              FINANCIAL STATEMENTS

                                     VISCORP
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                        Unaudited     Unauditd
                                                           Six          Six
                                                          Months       Months
                                                          Ended        Ended
                                                         June 30,     June 30,
                                                           1997         1996
                                                        ---------    ---------
CURRENT ASSETS
    Cash and cash Equivalents                             436,215       72,604
    Receivables
       Stockholders                                        12,740
       Other                                              199,870       57,445
                                                                             -
    Prepaid expenses                                       40,785      588,988
                                                        ---------    ---------
                    Total Current Assets                  689,610      719,037
                                                        ---------    ---------
 PROPERTY AND EQUIPMENT , AT COST
    Equipment and Furnitue                                104,197       93,697
    Equipment and Furniture under
          capital lease                                    46,589            -
    Test Equipment                                         35,130        4,883
                                                        ---------    ---------
                                                          185,916       98,580
                                                        ---------    ---------
    Less accumulated depreciation                         (45,733)     (31,244)
                                                        ---------    ---------
                    Total Property and Equipment, Net     140,183       67,336
                                                        ---------    ---------

OTHER ASSETS
    Investment securities-Digital Sciences, Inc.                -      578,907
    Investments                                           100,000            -
    Intangible assets (Net of accumulated
     amortization)                                         75,766       93,243
    Other                                                   5,753        5,670
                                                        ---------    ---------
                    Total Other Assets                    181,519      677,820
                                                        ---------    ---------
                                Totals                  1,011,312    1,464,193
                                                        ---------    ---------
                                                        ---------    ---------

                                    VISCORP

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                        Unaudited     Unauditd
                                                           Six          Six
                                                          Months       Months
                                                          Ended        Ended
                                                         June 30,     June 30,
                                                           1997         1996
                                                       -----------  -----------
CURRENT LIABILITIES
   Accounts payable                                       741,194      785,614

   Accrued expenses                                       115,380       24,223
   Notes payable to related parties                       644,385      285,397
   Other notes payable                                    105,962            -
   Due to former officer and consultant                   203,522            -
                                                       -----------  -----------
         Total Current Liabilities                      1,810,443    1,095,234
                                                       -----------  -----------
NOTES PAYABLE (NET OF PORTION INCLUDED
   in current liabilities)                                 29,895            -

MINIMUM ROYALTY OBLIGATIONS                               450,000            -
                                                       -----------  -----------
         Total Liabilities                              2,290,338    1,095,234
                                                       -----------  -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                           221,280      221,280
   Preferred stock                                         20,318            -
   Additional paid-in capital (common)                 15,096,123    8,435,497
   Additional paid-in capital (preferred)               2,680,928            -
   Dividend cost (preferred)                             (113,985)           -
   Deferred compensation for grant stock option        (3,713,542)           -
   Deficit accumulated during the
     development stage                                (15,470,148)  (8,237,037)
   Net unrealized investment losses (gaines)                    -      (50,781)
                                                       -----------  -----------
         Total Stockholders' Equity (Deficit)          (1,279,026)     368,959
                                                       -----------  -----------
                                Totals                  1,011,312    1,464,193
                                                       -----------  -----------
                                                       -----------  -----------

                                    VISCORP

                        (A Development Stage Enterprise)

                   Condensed Consolidated Statement of Income

                                                      Unaudited      Unaudited      Period from
                                                         Six            Six         May 1, 1990
                                                        Months         Months       (Inception)
                                                        Ended          Ended          through
                                                       June 30,       June 30,        June 30,
                                                         1997           1996            1997
                                                     -----------    -----------   ------------
LICENSE INCOME                                                -              -       (629,688)

OPERATING EXPENSES
    Research and development                             43,098        808,305      3,841,278
    Minimum royalty expense                                   -              -        900,000
    Travel and entertainment                             94,682        234,090      1,604,114
    Unallocated                                               -              -        300,000
    Legal fees
        Former employee litigation                       30,183        151,312        892,967
        Other                                           151,575        106,483      1,186,591
   Consulting                                           209,017        232,448        933,972
   Stock option compensation                                  -              -      2,927,083
   Fund raising fees for failed offerings                     -              -        118,237
   Rent expense -related parties                              -              -         39,400
   Other general and administrative                     532,919        474,048      2,959,187
                                                     -----------    -----------   ------------
              Total Operating Expenses                1,061,474      2,006,686     15,702,829
                                                     -----------    -----------   ------------
                                                                                  ------------
OPERATING LOSS                                        1,061,474      2,006,686     15,073,141
                                                     -----------    -----------   ------------
OTHER EXPENSE (INCOME)
    Interest expense - Stockholder debt                  30,976          6,002        268,904
    Interest expense - Other                              5,024              -         28,088
    Interest income                                     (14,074)        (5,480)       (34,615)
    Loss on disposal of equipment                             -              -          4,642
    Loss on investment                                        -              -        129,688
                                                     -----------    -----------   ------------
              Total Other (Income) Expense, Net          21,926            522        397,007
                                                     -----------    -----------   ------------
NET LOSS                                              1,083,400      2,007,208     15,470,148
                                                     -----------    -----------   ------------
                                                     -----------    -----------   ------------
AVERAGE SHARES OUTSTANDING (COMMON)                  22,128,000     21,628,000
AVERAGE SHARES OUTSTANDING (PREFERRED)                2,031,832              -

LOSS PER SHARE                                               04             09
                                                     -----------    -----------

                                     VISCORP

                        (A DEVELOPMENT STAGE ENTERPRISE)

               Condensed and Consolidated Statements of Cash Flows

                                                      Unaudited      Unaudited     Period from
                                                         Six            Six            Six
                                                        Months         Months         Months
                                                        Ended          Ended          Ended
                                                       June 30,       June 30,       June 30,
                                                         1997           1996          1997
                                                    -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          (1,083,400)    (2,007,208)   (15,470,148)
    Adjustments to reconciled net loss to net
      cash used in operating activities                                       -
    Depreciation and amortization                         19,861         81,568        121,047
    License income received in stock                           -              -       (629,688)
    Stock option compensation                                  -              -      2,927,083
    Unallocated                                                -              -        300,000
    Loss on investment                                         -              -        129,688
    Services paid in stock                                     -              -        416,250
    Interest on stockholder loans                         30,976              -        268,906
    Interest on nonstockholder loans                       6,665              -         12,747
    Provision for losses on advances                           -              -         36,509
    Loss on disposal of equipment                              -              -          4,642
    (Increase) in accounts receivable                   (191,091)             -       (191,091)
    (Increase) decrease in prepaid expenses              (10,307)      (488,988)       (40,785)
    Increase (decrease) in
        Accounts payable                                (839,464)       480,725        599,819
        Accrued expenses                                 (49,753)        11,289         82,975
        Minimum royalty obligation                             -              -        450,000
                                                    -------------------------------------------
              Total Adjustments                       (1,033,113)        84,594      4,488,102
                                                    -------------------------------------------
              Net Cash Used in Operating Activities   (2,116,513)    (1,922,614)   (10,982,046)
                                                    -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of equipment                            -              -            500
    Capital expenditures                                 (58,394)       (38,269)      (159,068)
    Advances to employees (net)                                -        (57,445)       (36,509)
    Patents and other expenditures                             -              -       (142,234)
    Advances to stockholders                                   -              -       (116,478)
                                                    -------------------------------------------
              Net Cash used in Investing Activities      (58,394)       (95,714)      (453,789)


                                     VISCORP
                         (A DEVELOPMENT STAGE ENTERPRISE)

                  Condensed Consolidated Statement of Cash Flows



                                                      Unaudited    Unaudited    Period from
                                                         Six          Six       May 1, 1997
                                                        Months       Months     (Inception)
                                                        Ended        Ended        through
                                                       June 30,     June 30,      June 30,
                                                         1997         1996          1997
                                                    ----------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
  (Repayments of checks issued in excess
   of funds on deposit)                                    --            --            --
  Net borrowings from nonstockholders                      --        51,002       100,000
  Net borrowings from stockholders                     20,000     1,300,000     4,103,384
  Principal payments under notes payable               (4,793)           --       (10,763)
  Repayments to affiliated company                          --           --            --
  Proceeds from issuance of common stock                    --           --     5,586,000
  Payment of stock issuance costs                    (346,502)           --      (740,335)
  Repayment of stockholder borrowings                                    --      (100,000)
  Proceeds from issuance of preferred stock         3,047,748            --     3,047,748
  Dividends paid                                     (113,985)           --      (113,985)
                                                    ----------------------------------------

      Net Cash Provided by Financial Activities     2,602,468     1,351,002    11,872,049
                                                    ----------------------------------------

NET INCREASE IN CASH & CASH EQUIVALENTS               427,561      (667,326)      436,215

CASH & CASH EQUIVALENTS, BEG OF YEAR                    8,654       739,930            --
                                                    ----------------------------------------

CASH & CASH EQUIVALENTS, END OF PERIOD                436,215        72,604       436,215
                                                    ----------------------------------------
                                                    ----------------------------------------


VisCorp
4764 Park Granada
Suite 110
Calabasas, CA  91302

RESULTS OF OPERATIONS


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

     The company had no license income during the period nor did it have any during the same period of the previous year.

     Research and Development Expenses decreased to $43,098 for the second quarter of 1997 from $808,305 for the second quarter of fiscal 1996, a decrease of $765,207. This is due to abandoning the development of the ED and UITI devices.

     Travel and entertainment expenses decreased to $94,682 for the second quarter of fiscal 1997 from $234,090 for the second quarter of fiscal 1996, a decrease of $139,408. This is due to the overall reduction in the number of employees, the discontinuation of the development of the ED and UITI devices as well as a tightened travel policy began by management.

     Consulting expenses decreased to $209,017 for the second quarter of 1997 from $232,448 for the second quarter of fiscal 1996, a decrease of $23,431. This decrease is due to the reduced use of consultants during the period.

     Legal fees for litigation decreased to $30,183 for the second quarter of fiscal 1997 from $151,312 for the second quarter of fiscal 1996, a decrease of $121,129. Legal fees for other activities increased $151,575 for the second quarter of fiscal 1997 from $106,483 for the second quarter of fiscal year 1996 an increase of $45,092. The decrease in litigation expenses is largely due to the negotiation of an out of court settlement in the Serlin/Lerch lawsuit. The rise in other legal expenses is due to the relocation of the offices to California and a brief period when new counsel was retained before the dismissal of Chicago counsel.


     Other General and Administrative expenses increased to $532,919 for the second quarter of 1997 from $474,048 for the second quarter of fiscal 1996, an increase of $58,871. This increase is due primarily to the relocation of the office from Chicago to California and associated costs as well as increased compensation for key executives.

VisCorp
4764 Park Granada
Calabasas, California 901302


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VisCorp



Date: June 30, 1997                 LAWRENCE D. SIEGEL
     ---------------                --------------------------------------------
                                    Lawrence D. Siegel
                                    (President, Chief Executive Officer
                                     and Director (Principal Executive Officer))



Date: June 30, 1997                 HUGH A. JENCKS
     ---------------                --------------------------------------------
                                    Hugh A. Jencks
                                    Vice President, Secretary and Chief
                                    Operating Officer (Principal Financial and
                                     Accounting Officer))