Form 10-Q
period 1997-09-30
VISCORP
filed 1997-11-25
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10--Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September30, 1997.
                        COMMISSION FILE NUMBER 0-21225


                                    VISCORP

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEVADA                                             88-0101953
 (STATE OF INCORPORATION)                            (I.R.S. EMPLOYER ID NO.)

           4764 PARK GRANADA, SUITE 110, CALABASAS, CALIFORNIA 91302
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

                                 YES X     NO

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 16,400,000 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF September 30, 1997

                                        VISCORP
                           (A Development State Enterprise)

                          CONDENSED CONSOLIDATED BALANCE SHEET



                                                     For period    For period
                                                        ending       ending
                                                      30-Sep-97     31-Dec-96
-------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and Cash Equivalents                          50,452          8,654
     Trade Accounts Receivable                         166,089              0
     Recievable From Stockholders                       25,400         20,000
     Inventory                                         235,307              0
     Pre-paid Airtime                                  106,500              0
     Other Prepaid expenses                             36,446         30,478
-------------------------------------------------------------------------------
                     Total Current Assets              620,194         59,132
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
                    Total Property and Equipment,
                      Net                              186,494         90,789
-------------------------------------------------------------------------------


OTHER ASSETS
    Investment - Ednet                                  50,000              0
    Investment - First Internet Capital                 75,000              0
    Investment - Skysite Communications              1,031,039              0
    Intangible assets (Net of accumulated
      amortization)                                     76,088         86,628
    Other                                                1,500          5,753
-------------------------------------------------------------------------------
                    Total Other Assets               1,233,627         92,381
-------------------------------------------------------------------------------
 TOTAL ASSETS                                        2,040,315        242,302
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



CURRENT LIABILITIES
   Accounts payable                                  1,716,411      1,439,283
   Accrued expenses                                     46,614        132,728
   Customer Airtime Deposits                           115,300              0
   Stockholder loans including accrued interest        883,453        652,953
   Other notes payable                                   3,331        116,837
   Due to former officer and consultant                203,522        203,522
-------------------------------------------------------------------------------
          Total Current Liabilities                  2,968,631      2,545,323
-------------------------------------------------------------------------------
NOTES PAYABLE (Net of current portion)                  29,865         29,865

MINIMUM ROYALTY OBLIGATION                                   0        450,000
-------------------------------------------------------------------------------
            Total Liabilities                        2,998,496      3,025,188
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                        160,400        221,280
   Preferred stock                                      20,318              0
   Additional paid-in capital (common)              15,846,133     15,096,123
   Additional paid-in capital (preferred)            3,027,430              0
   Divident cost (preferred)                          (174,940)             0
   Deferred compensation for grant stock option     (3,713,542)    (3,713,542)
   Deficit accumulated during the development
     stage                                         (16,123,980)   (14,386,747)
-------------------------------------------------------------------------------
          Total Stockholder's Equity (Deficit)        (958,181)    (2,782,886)
-------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             2,040,315        242,302
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    VISCORP
                        (A Development Stage Enterprise)

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                    (Unaudited)


                                                         Three Months Ending             Nine Months Ending
                                                             30 September                   30 September
                                                         -----------------------        ----------------------
                                                           1997          1996             1997        1996
----------------------------------------------------------------------------------   -------------------------
SALES OF PRODUCTS AND SERVICES                            349,950              0        349,950              0

OPERATING EXPENSES
   Cost of Goods Sold                                     303,014              0        303,014              0
   Sales and Marketing                                    246,729              0        246,729              0
   Research and development                                     0        315,931         43,098      1,124,236
   Travel and entertainment                                36,547        101,648        131,229        335,738
   Legal fees                                              65,186        407,955        246,944        665,750
   Consulting                                              72,500         80,486        281,517        312,934
   Other general and administrative                       193,046        264,277        735,895        741,619
----------------------------------------------------------------------------------   -------------------------
                Total Operating Expenses                  917,022      1,170,297      1,988,426      3,180,277
----------------------------------------------------------------------------------   -------------------------
OPERATING INCOME (LOSS)                                  (567,072)    (1,170,297)    (1,638,476)    (3,180,277)
----------------------------------------------------------------------------------   -------------------------
OTHER INCOME (EXPENSE)
    Interest expense - Stockholder debt                   (12,488)       (11,124)       (43,464)       (17,126)
    Interest expense - Other                              (29,513)             0        (34,537)             0
    Depreciation and Amortization                         (10,606)        (3,294)       (30,267)       (84,862)
    Interest and misc. income                               7,319            841         21,393          6,321
    Fund raising fees for preferred stock                       0              0       (346,502)             0
    Forgiven debts                                        500,000              0        500,000              0
----------------------------------------------------------------------------------   -------------------------
              Total Other Income (Expense), Net           454,712        (13,577)        66,623        (95,667)
----------------------------------------------------------------------------------   -------------------------
NET INCOME (LOSS)                                        (112,360)    (1,183,874)    (1,571,853)    (3,275,944)
----------------------------------------------------------------------------------   -------------------------
----------------------------------------------------------------------------------   -------------------------
AVERAGE SHARES OUTSTANDING (COMMON)                    16,400,000     21,728,000     16,400,000     21,728,000
AVERAGE SHARES OUTSTANDING (PREFERRED)                  2,031,832              0      2,031,832              0

INCOME (LOSS) PER SHARE                                     (0.01)         (0.05)         (0.10)         (0.15)

                                      VISCORP
                           (A Development Stage Enterprise)

                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                       For Nine
                                                        Months
                                                        ending
                                                       30-Sep-97
------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           (1,571,853)
    Adjustments to reconciled net loss to net
       cash used in operating activities
    Depreciation and amortization                          30,267
    Interest on stockholder loans                          43,464
    Interest on nonstockholder loans                       34,537
   Fund raising fees for preferred stock                  346,502
    Forgiven debts                                        500,000
   (Increase) in accounts receivable                     (171,489)
   (Increase) decrease in inventory                      (235,307)
   (Increase) decrease in prepaid expenses               (112,468)
   Increase (decrease) in Accounts Payable                277,128
   Increase (decrease) in Accrued Expenses                 29,186
------------------------------------------------------------------
         Net Cash Used in Operating Activities           (830,033)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment - Ednet                                    (50,000)
    Investment - First Internet Capital                   (75,000)
    Investment - Skysite Communications                (1,800,392)
    Capital expenditures                                  (61,028)
------------------------------------------------------------------
         Net Cash used in Investing Activities         (1,986,420)


CASH FLOW FROM FINANCING ACTIVITIES
    Net borrowings from stockholders                       20,000
    Principal payments under notes payable                 (4,793)
    Loan from WinCap                                      100,000
    Proceeds from issuance of preferred stock           3,047,748
    Fund raising fees for preferred stock                (346,502)
------------------------------------------------------------------
         Net Cash Provided by Financial Activities      2,816,453

Net (Decrease) Increase in Cash and Equivalents            41,798

CASH & CASH EQUIVALENTS, BEG OF YEAR                        8,654

CASH & CASH EQUIVALENTS, END OF PERIOD                     50,452

VisCorp
4764 Park Granada
Suite 110
Calabasas, CA  91302






RESULTS OF OPERATIONS


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

           The company's subsidiary Skysite Communications, Inc. derived its revenue from the sale of Satellites and Telephone Equipment.

     Research and Development Expenses decreased to $43,098 for the third quarter of 1997 from $1,124,236 for the third quarter of fiscal 1996, a decrease of $1,081,138. This is due to abandoning the development of the ED and UITI devices.

          Travel and entertainment expenses decreased to $131,229 for the third quarter of fiscal 1997 from $335,738 for the third quarter of fiscal 1996, a decrease of $204,509. This is due to the overall reduction in the number of employees, the discontinuation of the development of the ED and UITI devices as well as a tightened travel policy begun by management.

     Consulting expenses decreased to $281,517 for the third quarter of 1997 from $312,934 for the third quarter of fiscal 1996, a decrease of $31,417. This decrease is due to the reduced use of consultants during the period.

     Legal fees for litigation decreased to $53,947 for the third quarter of fiscal 1997 from $368,337 for the third quarter of fiscal 1996, a decrease of $314,390. Legal fees for other activities decreased to $192,997 for the third quarter of fiscal 1997 from $297,413 for the third quarter of fiscal year 1996 a decrease of $104,416. The decrease in litigation expenses is largely due to the negotiation of an out of court settlement in the Serlin/Lerch lawsuit. The rise in other legal expenses is due to the relocation of the offices to California and a brief period when new counsel was retained before the dismissal of Chicago counsel.

           Other General and Administrative expenses decreased to $735,895 for the third quarter of 1997 from $741,619 for the third quarter of fiscal 1996, a decrease of $5,724. This decrease is due primarily to implementation of cost cutting measures.

VisCorp
4764 Park Granada
Calabasas, California 901302




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VisCorp



Date: NOVEMBER 20, 1997                  LAWRENCE D. SIEGEL
      ------------------------           ------------------------------------
                                         Lawrence D. Siegel
                                         (President, Chief Executive Officer
                                         and Director (Principal Executive
                                         Officer))



Date: November 20, 1997                   HUGH A. JENCKS
      ------------------------           ------------------------------------
                                          Hugh A. Jencks
                                          Vice President, Secretary and Chief
                                          Operating Officer (Principal
                                          Financial and Accounting Officer))