Form 10-K
period 1997-12-31
U S DIGITAL COMMUNICATIONS INC
filed 1998-10-07
CIK 1020292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------


                                   FORM 10-K


                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission File Number:  0-21225


                       U.S. DIGITAL COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                     88-0101953
  (State of Other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)                 Identification No.)


          2 Wisconsin Circle, Suite 700, Chevy Chase, Maryland  20815
              (Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number, including area code:          (301) 961-1540

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $0.01 par value
                                                             (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                         No            X
     -------------------       -------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of October 6, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $46,091,672 based on the average of the bid and asked prices. As of October 6, 1998, the number of shares outstanding of the registrant's class of common stock was 15,526,800.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

ITEM 1.   BUSINESS

     Unless the context otherwise requires, all references to the "Company" herein refer to U.S. Digital Communications, Inc. ("U.S. Digital") and its wholly-owned subsidiary U.S. Digital Satellite, Inc. ("Insat") and Insat's two wholly-owned subsidiaries, Skysite Communications Corp. ("Skysite") and Project 77 Corp. ("Project 77"). On October 24, 1997, U.S. Digital changed its name from Viscorp.

BACKGROUND

     U.S. Digital Communications, Inc. is a telecommunications industry company based in Chevy Chase, Maryland. The Company is primarily a global satellite communications firm that specializes in corporate applications. Specifically, the Company is a provider of satellite telephone subscriber equipment and services.

     Visual Information Services Corp. was originally incorporated in Illinois in May 1990, and was founded to develop an electronic device capable of adding modem, video data and telephone features to an ordinary television receiver over a telephone line. On November 28, 1995, shareholders of Visual Information Services Corp. acquired the outstanding shares of Global Telephone and Communications, Inc., a Nevada corporation ("GTCI"), in exchange for their shares of Visual Information Services Corp. (the "Transaction"). GTCI was incorporated in May 1984 to provide consulting services for the public and private sectors. To the Company's knowledge, GTCI never operated as a consultant nor carried on any type of business at any time prior to the Transaction. The Transaction was consummated because the common stock of GTCI traded on the Nasdaq Bulletin Board, and thus, the Transaction provided the Company an entity with an existing public presence. Pursuant to the Transaction, each share of Common Stock of Visual Information Services Corp. was exchanged for four shares of common stock of GTCI. Following the Transaction, GTCI changed its name to Viscorp.

     Between November 1995 and August 1997, the Company developed two products: the Universal Internet Television Interface Device ("UITI") and the Electronic Device ("ED"). UITI is a technology designed to give the home television viewer access to the Internet, World Wide Web and other on-line services. ED is a device which, in addition to on-line services, was designed to feature such capabilities as telephone reception and dial-up, facsimile, pay-per-view options and electronic mail. The Company has decided not to take any further steps to develop this technology or to market these products. For the year ended December 31, 1997, there was no revenue from the sale of these products. The Company is not aware of any market for this technology, and does not expect to realize any revenue therefrom. On September 1, 1998, pursuant to a settlement agreement with Raquel Velasco, the Company granted Ms. Velasco an option to purchase the ED and UITI technologies, in addition to certain other property, for a total consideration of $50,000. See "--Legal Proceedings."

     In May 1997, U.S. Digital became involved in operating Skysite Communications Corporation. Skysite was initially created to market a new satellite-based telecommunications system called Mobilesat, or MSAT (MSAT is a trademark term used as an abbreviation by the American Mobile Satellite Corporation in the United States).

     On June 20, 1997, the Company entered into an Agreement and Plan of Reorganization with Intercontinental Technologies Group, Tom D. Soumas, Jr., Cochran Ranch Golf and Tennis Resort, Sinai Administrative Trust, Carol Anderson, Howard Garber, George Straayer (the "Selling Shareholders") and Skysite. Under the Agreement, the Company was to issue 750,000 shares of its common stock to the shareholders of Skysite, as well as options to purchase an additional 500,000 shares of its common stock at an exercise price of $.40 per share, in exchange for 100% of the outstanding shares of common stock of Skysite.

     The stock of Skysite was transferred to the Company on August 26, 1997. Subsequent to the acquisition, disputes arose between the Company and the former President of Skysite, Tom D. Soumas, related to the value of Skysite at the time of the acquisition. As a result of the dispute, the Company withheld its shares. On May 28, 1998, the Company entered into an amended agreement with the Selling Shareholders, except for Tom D. Soumas. Under the terms of the amended agreement, the other shareholders' shares and options will be placed in an escrow account. The shareholders will have all rights attributable to these escrowed shares, however, they have agreed that at such time when they elect to sell these shares, the first $200,000 of related proceeds will be paid to the Company, and the remaining shares and options will be released to the other Shareholders. The 240,000 shares due to Mr. Soumas under the original agreement remain unissued, and the Company does not intend to issue such shares. No shares or options for the other Selling Shareholders have been issued or placed in escrow as of October 6, 1998.

     On October 24, 1997, Viscorp changed its name to U.S. Digital Communications, Inc. In connection with the acquisition of Skysite, the sellers of Skysite incurred an obligation to pay a broker's commission of options to purchase 200,000 shares of U.S. Digital at $0.40 per share to be paid from the 500,000 options issued to them by the Company. In July 1998, the Company created Insat to oversee its satellite communications operations and transferred the common stock of Skysite to Insat and incorporated Project 77 as Insat's other wholly-owned subsidiary.

GENERAL

     In addition to its corporate offices in Chevy Chase, Maryland, the Company has operations in Burbank, California, and Washington, D.C. The Company, through Insat, markets satellite and wireless digital communications equipment and services. Skysite operates as the marketer of satellite telephone products and services and Project 77 specializes in Iridium satellite personal communications technology. The Company, through its subsidiaries, works closely with satellite telephone manufacturers and systems operators to provide solutions to communications needs of international business travelers and companies with global, emergency and/or remote operations.

     While the Company has developed a revenue stream from satellite telephone customers over the past two years, it is still in a development stage and has not been profitable. The satellite telephony industry is still in its infancy and the eventual profitability of the Company will be dependent on the acceptance of the new communications technologies it will provide. The Company is preparing to expand its current product offerings upon the proposed commercialization of the Iridium global satellite system prior to the end of 1998. See "Risk Factors--Dependence on Certain Suppliers."

     Domestically, the Company is exploring opportunities to acquire companies with existing corporate and customer bases within its niche markets, which include the media, government, oil exploration, transportation and disaster
recovery.   The Company also seeks to increase its global presence through the acquisition of suitable companies located in other major markets outside of the United States. On April 8, 1998, the Company entered into a non-binding memorandum of understanding with Eurotelecom Communications, Inc., a Delaware corporation, to purchase all of the issued and outstanding shares of Eurotelecom ("Eurotelecom") in exchange for approximately 1.7 million shares of the Company's common stock. As a part thereof, the Company agreed to provide up to $1.0 million to Eurotelecom for operating expenditures. Eurotelecom owns 100% of Eurotelecom Corporation Limited, incorporated in England and Wales, which, in turn, owns 100% of the stock of Eurotelecom Secure Networks Limited, also incorporated in England and Wales. The memorandum of understanding also provided for employment agreements with key employees which were to include shares of the Company's common stock as part of the compensation terms. A condition to the closing was the acquisition by Eurotelecom of Optilan (UK) Limited, Easy-IP Limited and Intelligent Networks, Limited, all incorporated in England and Wales. It was also the parties' intention that Eurotelecom be represented on the Company's Board of Directors. In May 1998 and in August 1998, the Company loaned $260,000 and $250,000, respectively, for a total of $510,000, to Eurotelecom for operating expenses.

     On August 4, 1998, the Company terminated the memorandum of understanding with Eurotelecom due to a change in the proposed structure of the acquisitions. The Company is negotiating with EuroTelecom Corporation Limited, the wholly-owned subsidiary of Eurotelecom, to purchase all of the issued and outstanding shares of Eurotelecom Secure Networks Limited, Optilan Limited, Easy IP Limited and Intelligent Networks Limited. However, such negotiations have stalled, and the Company does not know whether the acquisitions will take place. EuroTelecom Corporation Limited has agreed to repay the outstanding loans in accordance with their terms. The Company and EuroTelecom Corporation Limited have not entered into an agreement and there can be no assurance that such acquisition will take place.

                                  RISK FACTORS

     The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases, and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. Forward-looking statements can be identified by the use of words such as "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and the negatives thereof and similar expressions. In connection with this "safe harbor," the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

DEVELOPMENT STAGE COMPANY; HISTORY OF OPERATING LOSSES; FUTURE CAPITAL NEEDS

     The Company is a development stage company. The Company has incurred significant operating losses in every fiscal period since inception. In August 1997, in connection with the acquisition of Skysite, the Company terminated its production of the UITI and ED technologies and concentrated its business on the global satellite communications market. Skysite was incorporated in August 1995 and has only limited operating history. The Company is thus subject to the risks inherent in the establishment and growth of a new business enterprise.
The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that Skysite markets and an increasing number of market competitors. For the year ended December 31, 1997, the Company's operating loss was $5,144,888. The Company expects to incur substantial quarterly operating losses through 1998 and possibly longer.

     In order to become profitable, the Company must successfully market and sell its satellite telephone products and services, sell evolving products for new and existing markets, increase gross margins through higher sales volumes, expand its distribution capability and manage its operating expenses. There can be no assurance that the Company will ever achieve those objectives or profitability. The Company's actual working capital needs depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. As a result, there can be no assurance that the Company will not require additional funding. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's business, financial condition and results of operations. The Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to shareholders. The type, timing and terms of financing amounts selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. For the year ended December 31, 1997, the Company raised $4,306,944 million in equity offerings. See "--Significant Dilutive Effects of Shares Eligible for Future Sale on Market Price of Common Stock," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Financial Statements.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON PRODUCT DEVELOPMENT

     The market for satellite telephone products is characterized by rapidly changing technology, frequent new product introductions and other changes. Accordingly, the Company's success will be substantially dependent on a number of factors, including its ability to identify emerging standards in the satellite telephone markets, to differentiate the products it sells from those of its competitors, and to bring those products to market quickly. Given the emerging nature of the satellite telephone market, there can be no assurance that the Company's products or technology will not be rendered obsolete by alternative technologies. Furthermore, short product life cycles expose the Company's products to the risk of obsolescence and require frequent new product introductions. The satellite telephone market is extremely competitive and is characterized by rapidly advancing technology, frequent changes in user preferences and frequent product introductions. The future success of the Company will depend in large part on its ability, and that of its product suppliers, to keep pace with advances in technologies for the satellite telephone market. There can be no assurance that the Company will be able to identify, market or support such products successfully or that it will be able to respond effectively to technological changes or product announcements by competitors. The Company is unable to predict which of the many possible future products and services will meet evolving industry standards and consumer demands. Delays in response by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The wireless communications industry is highly competitive and is characterized by frequent technological innovation. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company and which provide, or plan to provide, a wider range of services. The Company's products and services compete with a number of communications services, including existing satellite services, terrestrial air-to-ground services, and terrestrial land-mobile and fixed services, and may compete with new technologies in the future. In addition, the Federal Communications Commission ("FCC") has recently allocated large amounts of additional spectrum for communications uses or potential uses that could compete with the Company, and additional allocations of spectrum for such uses may occur in the future. There can be no assurance that the Company will be able to compete successfully with such companies. See "Business-Competition."

DEPENDENCE ON CERTAIN SUPPLIERS

     The Company is supplied satellite services pursuant to an agreement with American Mobile Satellite Corporation and intends to be supplied satellite services prior to the end of 1998 pursuant to an agreement with Iridium U.S., L.P. ("Iridium"). Currently, the Company is supplied satellite services primarily by American Mobile Satellite Corporation. The Company is a nonexclusive dealer for manufacturers of satellite telephones, which include Westinghouse Electric ("Westinghouse") and Mitsubishi Electronics America, Inc. ("Mitsubishi"). For the year ended December 31, 1997, retail sales by the Company of Westinghouse products and services accounted for approximately 56% of the Company's revenues. Since a material amount of the Company's revenues are derived from selling air time, the unavailability of products would have a material adverse effect on the Company's business and prospects. The limited number of manufacturers is a risk of the Company's business. The loss of any supplier could have a material adverse affect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that current suppliers will continue to provide products to the Company at attractive prices, or at all, or that the Company will be able to obtain such products in the future from these or other providers on the scale and within the time frames required by the Company. Also, there can be no assurance that Iridium will begin to supply satellite services to the Company within the time frame currently projected. Further, there can be no assurance that any of the Company's suppliers will not enter into exclusive arrangements with the Company's competitors, or cease selling these components to the Company at commercially reasonable prices, or at all. Any failure to obtain such products on a timely basis at an affordable cost, or any significant delays or interruptions of supply, would have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON KEY CUSTOMERS

     During the year ended December 31, 1997, the Company's net sales to its five largest customers accounted for approximately 40% of total net sales. For the year ended December 31, 1997, the Royal Bahamas Police Force represented 22% of the Company's net sales. Other than the foregoing, no one customer accounted for 10.0% or more of net sales for the period. In addition, the satellite telephone market experiences rapidly changing technology and frequent new product introduction which may result in loss of customers or uncollectiblity of accounts receivables of any major customer. As of December 31, 1997, HMS Marine Services represented 11% of trade receivables. Other than the foregoing, no one customer accounted for 10.0% or more of trade receivables. The loss of or significant decrease in sales to any one of the Company's major customers or uncollectability of any accounts receivable of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent upon its executive officers and certain key employees, the loss of any one of whom could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success will depend in significant part upon the continued service of certain key personnel, and the Company's continuing ability to attract, assimilate and retain highly qualified managerial and sales and marketing personnel. There can be no assurance that the Company can retain its existing key managerial or sales and marketing personnel or that it can attract, assimilate and retain such employees in the future. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon the Company's business, financial condition or results of operations. The Company does not have employment contracts with its officers and key employees. Moreover, the Company does not have key-man life or disability insurance on any of its officers or key employees. In the event of their death or disability or in the event they are otherwise unable to render services to the Company, there can be no assurance that the Company will be able to recruit and retain replacements. See "Management--Directors and Executive Officers."

MANAGEMENT OF GROWTH

     Depending on the extent of its future growth, the Company may experience a significant strain on its management, operational and financial resources. The Company's ability to manage its growth effectively may require it to continue to implement and improve its operational and financial systems and may require the addition of new management personnel. The failure of the Company's management team to effectively manage growth, should it occur, could have a material adverse impact on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Employees" and "Management."

UNCERTAINTY OF ACQUISITION OPPORTUNITIES

     The Company believes that it will achieve significant competitive advantages by expanding its geographic and products markets through acquisitions. The availability of suitable companies on economically acceptable terms is uncertain. The Company's growth could be affected unfavorably if it cannot implement its acquisition strategy.

VOLATILITY OF STOCK PRICE

     There can be no assurance that a public market for the Company's Common Stock will be sustained. In the absence of such a market, purchasers of the Common Stock may experience substantial difficulty in selling their securities. The trading price of the Company's Common Stock may be, and has been, subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations by the Company or its competitors, general conditions in the satellite telephone market and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small capitalization companies in particular. See "Market For Registrant's Common Equity and Related Shareholder Matters."

ILLIQUIDITY OF TRADING MARKET; RISK OF PENNY STOCK STATUS

     The Company's Common Stock is traded on the OTC Bulletin Board. Consequently, the liquidity of the Common Stock has been in the past, and could be in the future, impaired, not only in the number of shares of Common Stock which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Common Stock than might otherwise be attained. The Company will be subject to the Commission's "penny stock" rules. Securities are exempt from this rule if, among other things, the market price is at least $5.00 per share. Consequently, an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. The "penny stock" rules under the Securities Exchange Act of 1934, as amended, impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers other than established customers and must have received the purchasers' written consent to the transactions prior to sale. In addition, prior to any transaction involving a penny stock, unless exempted, the rules require delivery of a disclosure schedule to the Commission relating to the penny stock. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The rules on penny stocks could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and therefore could severely adversely affect the market liquidity for the Company's securities. See "Market for Registrant's Common Equity and Related Shareholder Matters."

INDICTMENT OF WS MARKETING AND FINANCIAL SERVICES, INC.

     In September 1998, the Company became aware that persons associated with WS Marketing and Financial Services, Inc., the placement agent for the Company's Series B and Series C Preferred Stock, are currently under Federal indictment concerning matters unrelated to WS Marketing and Financial Services, Inc.'s relationship with the Company. The criminal indictment, filed in the United States District Court, Southern District of Texas, Houston Division, Criminal No. H-97-262-SS, includes allegations of conspiracy, wire fraud and money laundering. There can be no assurance that the foregoing indictment will not affect the Company's liquidity or capital resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

SIGNIFICANT DILUTIVE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON MARKET PRICE OF COMMON STOCK

     As of October 6, 1998, there were 735,000 shares of Common Stock issuable upon the exercise of options under the Company's 1996 Non-Employee Directors' Stock Option Plan and the 1998 Stock Option, Deferred Stock and Restricted Stock Plan. In addition, as of October 6, 1998, there were 1,910,200 shares of Common Stock issuable upon the exercise of options under the stock option plan adopted by the Company in 1995. See "Executive Compensation-Stock Option Plans." Finally, as of October 6, 1998, there were 3,560,400 shares of Common Stock issuable upon the exercise of options granted outside any of the Company's stock option plans. Of these options, 2,380,000 options were granted to a placement agent in connection with the Series A Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." In addition, the Company has issued 4,338,832 shares of Series A Preferred Stock, 3,000 shares of Series B Preferred Stock, and 3,000 shares of Series C Preferred Stock, which are all convertible into shares of Common Stock. Each share of Series A Preferred Stock is convertible into one share of Common Stock, whereas each share of Series B and Series C Preferred Stock is convertible into a number of shares as determined by the Series B and Series C conversion formula. Holders of Series A Preferred Stock may convert up to 25% of their shares 90 days following the date the shares were issued, and up to 25% of their shares at the end of each of the three consecutive 90-day periods thereafter. Holders of Series A Preferred Stock also possess conversion rights exercisable upon acquisition of the Company by another entity. Further, the Series A Preferred Stock is automatically converted into Common Stock upon the consummation of the Company's sale of its Common Stock in a firm commitment underwritten public offering, or upon acquisition of the Company, if, in connection with such acquisition, the holders of Series A Preferred Stock receive an amount per share greater than $1.50. Holders of Series B Preferred Stock may convert 50% of their shares into Common Stock on the effective date of registration of the underlying Common Stock and the remaining 50% 45 days thereafter. Holders of Series C Preferred Stock have the right to convert 50% of their shares into Common Stock upon the earlier of the effective date of registration of the underlying Common Stock, or 120 days after issuance of the Series C Preferred Stock and the remaining 50% upon the earlier of 45 days following the effective date of registration of the underlying Common Stock, or 165 days after issuance of the Preferred Stock. In connection with the sale of the Series A, Series B and Series C Preferred Stock, the Company issued 2,169,416, 500,000 and 495,000 warrants, respectively, convertible into an aggregate of 3,164,416 shares of Common Stock. Lastly, in connection with each of the offerings of the Series B and Series C Preferred Stock, the Company issued 250,000 warrants, for a total of 500,000 warrants, to the placement agent thereof. The warrants include certain dilution adjustments resulting from the subsequent issuance of Common Stock or securities converting into Common Stock. All of the common shares, to the extent that they are eligible or appear to be eligible for sale in the public market, could have a material adverse effect on the market price of the Common Stock and therefore make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

     The Series B Preferred Stock subscription agreements contain a "put" provision for Common Stock which allows the Company to raise an additional $3,000,000. The provision specifies that 75 days after the effective date of the registration of additional common shares to be used under this provision, the Company may sell Common Stock (the "Put Stock") to the Series B subscribers. The price of the Put Stock is determined by taking the lower of (1) 80 percent of the lowest closing bid price for the previous 20 trading days prior to funding or (2) 80 percent of the closing bid price on the day of funding. The minimum draw is $250,000 and the maximum draw is $750,000. If the price of the Company's Common Stock for the 20 trading days prior to the funding is less than $1.25 and the average trading volume is less than $300,000 per day for the previous 20 trading days, the Series B shareholders have the option not to fund the requested draw. These minimums increase as the amount of the funds requested by the Company increase from $250,000 to $750,000.

     The Company has issued in the past, and intends to issue in the future, additional equity securities in order to fund working capital requirements. To the extent the Company does so, existing shareholders of the Company will experience substantial dilution, particularly if the terms of such issuance include discounts to market prices or the issuance of warrants. In addition, to the extent the Company issues securities at a discount to the then current market price, the Company will be required to record a stock compensation expense of such issuances in its financial statements, which will adversely affect the Company's operating results for the period in which such stock is issued. For the year ended December 31, 1997, the Company recorded a stock compensation expense of $1,349,587 in connection with the issuance of Common Stock and securities convertible into Common Stock.

     In addition, the holders of Series B and Series C Convertible Preferred Stock and related warrants are entitled to registration rights with respect to the shares of Common Stock underlying their respective securities. Pursuant to the registration rights agreement between the Company and the holders of Series B and Series C Preferred Stock, the Company is required to file a registration statement covering the resale of the shares of the Company's Common Stock, together with any capital shares issued in replacement of or in exchange for such Common Shares, issuable or issued upon conversion of the Series B or Series C Preferred Stock and warrants, pursuant to each offering. The registration rights agreements also grant holders piggyback and demand registration rights. To the extent that such holders convert their existing securities into Common Stock, following the effective date of the Registration Statement related thereto, such shares will be immediately eligible to be sold in the public market without restriction under Rule 144 under the Securities Act of 1933, as amended (the "Act"), which, given the relatively low trading volumes for the Company's Common Stock, would likely have a significant depressant effect of the per share market price of the Company's Common Stock.


YEAR 2000 COMPLIANCE

     The Company is assessing the internal readiness of its computer systems for handling the year 2000 issue. The Company expects to implement the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the costs of such actions will have a material adverse effect on its business, financial condition and results of operations. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies, directly and indirectly, on external systems of business enterprises such as brokers, sub-servicers, customers, financial organizations and governmental entities for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected by disruptions in the operation of the enterprises with which the Company interacts. Despite the Company's efforts to address the year 2000 issues' impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

RISKS ASSOCIATED WITH STOCK OPTION GRANTS

     The Company has adopted three stock option plans under which it has granted options to purchase an aggregate of 2,645,200 shares of the Company's Common Stock. See "Executive Compensation--Stock Option Plans." In addition, the Company has granted additional options to purchase 3,560,400 shares of Common Stock outside of any stock option plan. To date, the shares underlying the stock options have not been registered with the Commission, or under the securities laws of any applicable state. The Company has granted the foregoing options and permitted the issuance of 670,000 shares of Common Stock upon the exercise of certain stock options in reliance on the exemption from registration found in Section 4(2) of the Act or Rules 505 or 506 promulgated thereunder and similar state securities exemptions. Section 4(2) of the Act exempts from the registration requirements of Section 5 of the Act those transactions by an issuer not involving a public offering. If it is determined at a later date that the grant of the aforementioned stock options or the issuance of Common Stock pursuant to the exercise thereof involved a public offering for which the Company cannot find an exemption, then the Company will have committed a Section 5 violation, or a violation of similar state securities laws, and may be subject to suit by shareholders pursuant to Section 12 of the Act or such other similar state securities laws. A successful suit under Sections 5 or 12 of the Act or their state securities law counterparts could have a material adverse effect on the Company's business, financial condition or results of operations.

                              BUSINESS DESCRIPTION

INDUSTRY BACKGROUND

     The Company operates in the global personal voice, paging and data communications industry. Potential customers for the products and services provided by the industry include international corporations, professionals and others (i) who travel outside their "home" wireless network's roaming area, (ii) find it important to be able to make or receive calls, or receive pages, at any time by means of a single phone or pager number, with a single phone or pager number or (iii) are located where terrestrial landline or wireless services are not available or do not offer an attractive or convenient option.

     Global satellite communications systems are designed to address two broad trends in the communications market: (i) the worldwide growth in the demand for portable wireless communications; and (ii) the growing demand for communications services to and from areas where landline or terrestrial wireless service is not available or accessible.


TELECOMMUNICATIONS MARKETS

     The Company believes that its products and services are applicable to six distinct market segments:

     1.   Transportation;
     2.   Broadcast Media and Motion Picture Industry;
     3.   Disaster Recovery;
     4.   Government and Public Safety;
     5.   Natural Resource Extraction-Petroleum, Mining & Utilities; and
     6.   Rural, Remote and Mobile Telephony.

     The Company currently sells satellite telephone and related products and services to the markets listed above. Each subgroup has its own applications and requires different equipment, service and market approach.

PRODUCTS AND SUPPLIERS

     The Company is primarily a global satellite communications firm that specializes in corporate applications. Specifically, the Company is a provider of satellite telephone subscriber equipment and services, including Low Earth Orbit and geostationary Digital Satellite Telephone Systems.

     Low Earth orbit and geostationary Digital Satellite Telephone Systems are mobile satellite services for voice, fax and data, that span land-mobile, fixed-site, transportable and maritime applications. Subscribers on the MSAT System (i.e., mobile satellite) dial direct, through a communications satellite, using a variety of satellite terminals. These mobile terminals are built by leaders in wireless electronic communications, which include Westinghouse Wireless Solutions Company, Mitsubishi Electronics of America, Cal Corporation, KVH Maritime Products, Kyocera and Motorola. The Company is a distributor for Westinghouse mobile terminals.

      Pursuant to its agreement with AMSC Subsidiary Corporation ("AMSC"), a wholly-owned subsidiary of American Mobile Satellite Corporation, the Company purchases and resells mobile satellite service on a private network basis. This telephone service provides traditional voice, fax and data service through satellite terminals that are similar to cellular phones. Telephone calls made through the Skysite Satellite Telephone System on these mobile satellite terminals initiate contact with the outside world through one L-Band (1.5Ghz) GM/Hughes communications satellite in geo-synchronous orbit 22,300 miles above the equator. The satellite is downlinked into the Public Switched Telephone Network through a Westinghouse-built Communications Ground Segment ("CGS") earth station located in Reston, Virginia. Within the satellite coverage area, which encompasses most of North and Central America, Hawaii, the western Atlantic and eastern Pacific oceans, the entire Caribbean basin and the northern portion of Columbia and Venezuela, a subscriber can make or receive direct dial calls generally to or from anywhere in the world. This is a dial-up-on-demand system that charges the subscriber for the time actually used.

     Satellite telephony customers also have the opportunity to subscribe for advanced services. These offerings include voice mail, conference circuit services, and disaster recovery telephone testing and audit services. Unlike cellular, a satellite telephone cannot be monitored. The Company's services also include full STU 3 encryption, which scrambles voice communication, when required. With the special security system unique to the MSAT I satellite, the telephone cannot be "cloned," which is the number one cause of fraud among cellular roaming customers.

     In addition to dial-up telephone service, the Company also offers a half-duplex, push-to-talk ("PTT") dispatch system that can be set up on a channeled basis into talk groups organized along hierarchical, geographical or task-related lines. When in this mode, users activating their talk group channel are put directly in contact with each other, without interfacing with the Public Switched Telephone or Data Networks.

     As a complement to its other products and services, the Company also offers pagers through its non-exclusive distribution agreement with CUE paging network, covering the U.S. and Canada, and the ARDIS two-way wireless data services.

     The Company, pursuant to an agreement with PTT Telecom BV (as represented by Station 12, the satellite division of PTT Telecom BV), dated September 15, 1997, also offers Inmarsat and other satellite services provided by Station 12, which services are marketed under the brand name of "Altus."

     The Company also plans to offer, on a non-exclusive basis, Iridium services throughout the world, and subscriber units pursuant to its agreement for a term
of three years with Iridium U.S., L.P.   Iridium is a network of low-earth orbit
satellites. The launch of commercial service on the Iridium system is expected before the end of 1998, but there can be no assurance that this goal will be achieved. See "Risk Factors--Dependence on Certain Suppliers."

     The Company has relationships with companies in both the wireless communications industry and the Company's selected industry market segments as a non-exclusive distributor of satellite telephone products. Westinghouse Wireless Solutions is engaged in a strategic supply/marketing partnership with the Company. The breadth of this relationship includes distribution of the Westinghouse mobile satellite terminal equipment (SERIES 1000 Satellite Telephone Systems), joint advertising and marketing that targets dealer and end-user prospects. See "--Legal Proceedings" for a description of settlement and payment with Westinghouse.

PRICING

     As a distributor, the Company purchases products and services on a bulk basis based on agreed upon prices with its suppliers and then resells those products and services to its customers. The Company has a distinct pricing strategy for each of its major product lines, equipment and telephone services ("airtime"). Retail pricing for satellite terminal equipment is highly competitive and is characterized by the low gross margins associated with commodity products. The Company completes aggressively in this arena, in part, to establish customer relationships that may result in higher margin airtime sales. The Company's pricing schedule for airtime is primarily determined by the charges established for satellite system operators' and any intermediary distributor's bulk airtime with whom it deals.

     The Company offers fixed-site, land-mobile, transportable and maritime telephone equipment ranging in price from approximately $3,000 to $6,000 per unit. System price varies depending upon durability, power, battery life and antenna gain.

     The Company's Satellite Telephone Services is a dial-up-on-demand system that only charges the subscriber for the time actually used. For example, if there is a three-minute call made or received, the subscriber is charged for only three minutes. Basic subscriber rates begin at $25.00 per month for voice telephone service. Fax and data service is available for a small premium.
These rates include an assigned, toll-free 888 number for each subscriber Mobile Terminal.

     The Company's STS fixed-site, land-mobile, transportable and maritime subscribers pay a non-discounted rate of only $1.45 per minute of use. Industry-specific enhanced service plans provide bulk minutes and full dispatch channels at a variety of per minute/channel rates. The Company provides special "bundled" service packages by industry group to meet the unique needs of the Company's varied subscriber base. When a Mobile Terminal makes or receives a call to or from anywhere in the continental United States, there is no additional long-distance charge. International long-distance calling is charged as air time plus international toll from Reston, Virginia.

     The Company's PTT dispatch system is charged out on either a talk group channel, virtual or dedicated satellite channel basis.

SALES, MARKETING AND DISTRIBUTION

     The Company predominately sells its telephone equipment and airtime services via a direct-sales force and to a lesser extent via authorized agents. Prior to August 1998, the direct-sales forces operated from the Company's office in California. Since August 1998, the Company has hired sales representatives who operate from their homes and are located across the United States. The Company now has sales representatives in Los Angeles, New York City,

Washington, DC, Providence, Charlotte, Fort Lauderdale, Saint Louis, Cincinnati, Kansas City, San Diego and Portland, Oregon. Each sales representative sells the Company's full line of products. Product managers assist the sales team in the configuration of the various services and equipment supported by the Company to meet the needs of individual customers.

     The Company's marketing program is focused on identifying corporate prospects in niche markets via direct mail campaigns, attending industry trade shows and to a limited extent via trade journal advertising. The Company's web page has been developed to support the sales and marketing effort. The Company's marketing program is directed at corporate rather than individual customers. The Company has an in-house art and editorial team that develop the Company's promotional materials.

     The Company's products are warehoused, tested and shipped to customers from the Company's California office.

CUSTOMERS

     The Company's customers are generally corporations with significant sales or government entities. The Company has very few individual customers. The Company's largest customer is the Royal Bahamas Police Force who accounted for 22% of sales during 1997. However, the Company believes 1998 sales to this customer will drop significantly as approximately half of the Company's revenues for fiscal 1997 from this customer was from the non-recurring sale of equipment.

COMPETITION

     The wireless communications industry is highly competitive and is characterized by frequent technological innovation. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company and which provide or plan to provide, a wider range of services. The Company's satellite products and services compete with a number of other communications services including cellular telephone and other wireless data services, including Qualcomm. In addition, there are a number of planned satellite systems using new technologies expected to be commercially available in the next few years, including Globalstar. Furthermore, the FCC is considering applications for satellite systems that currently operate in Canada to provide commercial service in the United States.

     The Company, as non-exclusive service providers for American Mobile Satellite (AMSC) and Iridium, competes against other service providers of these products. For the AMSC products and services, the Company's major competitor is AMSC's direct sales force. The Company believes that the list of Iridium service providers will include, among others, Allied Signal, Bearcom, CellularOne Paging, GST Telecom, IWL Communications, Pagenet and Motorola Cellular.

GOVERNMENT REGULATION

     The Company operates as an indirect, unlicensed international communications carrier in the wireless communications industry and therefore falls loosely under the regulation of the FCC. The Company is not the satellite or equipment licensee, and is not required to maintain manufacturing, service or operational permits to provide product sales or provision of airtime services.

     However, the Company is critically dependent on its equipment and airtime suppliers who are, in turn, heavily regulated. The allocation and use of the radio frequency spectrum for the provision of communications services are subject to international and national regulation. The implementation and operation of all satellite and wireless systems are dependent upon obtaining licenses and other approvals. The national administration of each country decides how the radio frequencies that the International Telecommunications Union has allocated to particular communications services should be allocated and assigned domestically to specific radio systems. In addition, the provision of communications services in most countries is subject to regulatory controls by the national governments of each country.

     The Company is confident that its suppliers will continue to obtain the approvals and licenses they require to operate globally. There is, however, no guarantee that the Company's operation and profitability will not be subject, directly or indirectly, to restrictive national policies or international regulation or that the Company will not be subject to increased taxation by federal, state or local agencies in the future.

     There is no guarantee that the Company's operation and profitability will not be subject to restrictive national policies or international regulation or that the Company will not be subject to increased taxation by federal, state or local agencies in the future.



PATENTS AND TRADEMARKS

     The Company has five granted patents relating to its ED and UITI technology. The Company also owns trademarks on ED in the United States and France, and on UITI and UITI TV in the United States. In August 1998, the Company, pursuant to a settlement agreement, granted Raquel Velasco an option to purchase the aforementioned intellectual property for $50,000. See "--Legal Proceedings." Skysite's products are not branded, as Skysite is primarily a reseller and service provider.

EMPLOYEES

     At October 6, 1998, the Company had approximately 29 employees.

ITEM 2.   PROPERTIES

     The Company's headquarters are located in Chevy Chase, Maryland and consist of approximately 1,500 square feet. The annual base rent is
approximately $94,032 and the lease expires December 31, 1998.   The Company
also leases space in Washington D.C., consisting of 1,835 square feet. The annual base rent is approximately $58,300, and the lease expires October 31, 1998. The Company also leases space for Skysite in Burbank, California consisting of 6,157 square feet. The annual base rent is approximately $66,000 and the lease expires January 31, 1999.

ITEM 3.   LEGAL PROCEEDINGS

     William H. Buck v. Viscorp & Visual Information Services Corp.  On or about
     --------------------------------------------------------------
June 2, 1997, the Company filed a complaint against William H. Buck , the Company's former Chief Executive Officer and Director, in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 3390, entitled Viscorp and Visual Information Services Corp. v. William H. Buck,
               ----------------------------------------------------------------
alleging breach of fiduciary duty, breach of employment agreement, accounting as to severance agreement and conspiracy to defraud arising out of Mr. Buck's
conduct as Chief Executive Officer of the Company.   On June 23 1997, Mr. Buck
filed a complaint against Viscorp, et. al., in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 4480. Mr. Buck sought a declaratory judgment permitting him to sell 220,000 shares of Common Stock of the Company. On September 19, 1997, Mr. Buck filed a counterclaim against the Company, alleging partial rescission of his severance agreement, dated January 8, 1997, breach of severance agreement, rescission of lock-up agreement, breach of lock-up agreement and tortious interference with economic advantage. On November 12, 1997, Raquel Velasco filed a complaint against the Company, in the United States District Court, Northern District of Illinois, Eastern Division, Case Number 97-C-7897, entitled Raquel Velasco v. Viscorp,
                                                  -------------------------
seeking $220,000 in damages and expenses from alleged rescission for breach of written severance agreement, or in the alternative, breach of severance agreement. On June 9, 1998, the Company filed a counterclaim against Ms. Velasco relating to her alleged employment agreement with the Company. The aforementioned matters were consolidated for purposes of discovery. On August 31, 1998, the Company entered into settlement agreements with Mr. Buck and Ms. Velasco. Pursuant to the Company's settlement agreement with Mr. Buck, Mr. Buck is permitted to sell 350,000 shares of the Company's common stock that he already owns, pursuant to a tradeability schedule. Mr. Buck returned all other shares to the Company for cancellation. Mr. Buck's stock options have been canceled. Pursuant to the Company's settlement agreement with Ms. Velasco, Ms. Velasco received 350,000 shares of the Company's common stock, formerly held by Mr. Buck, also subject to a tradeability schedule. Ms. Velasco has also been granted an option to purchase certain property from the Company, including the ED and UITI technologies, for $50,000. See "Business --Background."

     Visual Information Service Corp. v. Interactive Video Publishing, Inc.  On
     ----------------------------------------------------------------------
July 25, 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California, San Jose Division, case number C 96-20593 RMW (EAI), against Interactive Video Publishing, Inc., David Serlin, Steve Owens and Kaori Kuwata ("Defendants") for injunctive relief and damages of approximately $7 million for misappropriation of trade secrets, conversion and breach of fiduciary duty. Defendants filed counterclaims for declaratory relief, intentional interference with economic advantage, breach of contract and unfair competition claiming damages yet to be determined. On November 20, 1996, David Serlin and Marvin Lerch filed suit against the Company and its former officer, Jerome Greenberg, in the United States District Court, Northern District of California, San Jose Division. The case is captioned

Serlin v. Visual Information Service Corp., case number C 96-21073. David Serlin
-----------------------------------------
and Marvin Lerch claimed damages in excess of $6.5 million in connection with the alleged breach of their employment contracts, alleging breach of employment contracts, breach of the implied covenant of good faith and fair dealing, fraud, deceit and negligent misrepresentation among several causes of action. On June 25, 1997, a settlement conference was held in Visual Information Service Corp.
                                              --------------------------------
v. Interactive Video Publishing, Inc. and Serlin v. Visual Information Service
-------------------------------------     ------------------------------------
Corp. and a settlement was reached with all parties in both actions. On
-----
September 26, 1997, Messrs. Serlin and Lerch entered into a settlement agreement with the Company whereby the Company agreed to pay Messrs. Serlin and Lerch $25,000 each, and granted each 400,000 stock options with an exercise price of $1.50. Viscorp is currently unable to comply with terms of the settlement agreement because the shares underlying the stock options have not yet been registered.

     Donald Gilbreath v. USDI, Viscorp and Corporate Stock Transfer, Inc.  On
     --------------------------------------------------------------------
December 19, 1997, Donald Gilbreath, a former director of the Company, filed a complaint against the Company in the United States District Court, District of Colorado, Case No. 97-WY-2667-CB, alleging a claim against the Company for failing to remove restrictive legends on shares owned by Mr. Gilbreath. Mr. Gilbreath requested that the Court hold that he was the lawful owner of 1,000,000 unrestricted shares of Common Stock of the Company, and 237,800 unrestricted options to acquire common shares. On July 2, 1998, the Company entered into a settlement agreement with Mr. Gilbreath, whereby 500,000 of Mr. Gilbreath's shares in the Company will be unrestricted, and Mr. Gilbreath will retain 75,000 options, which must be exercised by January 1, 1999. Pursuant to the settlement agreement, the remaining 500,000 shares have been canceled. Further, Mr. Gilbreath is permitted to sell his shares pursuant to a tradeability schedule.

     Roger and Bonnie Remillard v. U.S. Digital Communications, Inc. f/k/a
     ---------------------------------------------------------------------
Viscorp and Corporate Stock Transfer, Inc.  On or about June 1, 1998, Roger and
------------------------------------------
Bonnie Remillard filed a complaint in the United States District Court, District of Colorado, Case No. 98-WY-1217-CH, alleging that the Company failed to remove restrictive legends from the Remillards' shares in the Company, in violation of Nevada Revised Statute 104.8401. Pursuant to a settlement agreement, dated July 2, 1998, the Remillards retained 820,000 shares of the Company's Common Stock. Further, the Remillards retained 200,000 out of 288,000 stock options, which must be exercised before January 1, 1999. The Remillards are permitted to sell their shares pursuant to a tradeability schedule.

     James Goodnow v. Viscorp.  On February 9, 1998, James Goodnow filed a
     ------------------------
complaint in the Nevada County Superior Court, State of California, against the Company, alleging breach of contract, fraud, unfair business practices and money on open book account, based on the alleged breach of a software consulting agreement dated July 17, 1997. Mr. Goodnow sought damages in the amount of $20,219.40. In June, 1998, the Company and Mr. Goodnow entered into a settlement agreement whereby the Company agreed to pay Mr. Goodnow $16,000, which was subsequently paid.

     Cochran Ranch, ITG and Rubin Kitay v. U.S. Digital Communications Inc. and
     --------------------------------------------------------------------------
Larry Siegel.  In January 1998, plaintiffs, former shareholders of Skysite,
------------
filed a request for mediation and demand for arbitration with the American Arbitration Association in Los Angeles, California, case number 72 174 00098 98 GS, requesting mediation and arbitration in connection with the Company's alleged breach of the Agreement and Plan of Reorganization, dated June 20, 1997,
whereby the Company acquired Skysite.   Plaintiffs alleged that the Company
failed to issue shares in consideration of the acquisition. On May 28, 1998, plaintiffs and the Company settled this dispute pursuant to the amendment to agreement and plan of reorganization. See "Business -- Background" for a more detailed description of the settlement.

     Nolan Bushnell v. Viscorp.  On December 13, 1994, Nolan Bushnell filed a
     -------------------------
complaint against the Company, in San Mateo Superior Court, case number 390474, alleging breach of fiduciary duties, breach of contract, wrongful termination and other causes of action in connection with Mr. Bushnell's employment with Company. On February 3, 1998, the Company and Nolan and Nancy Bushnell entered into a settlement, the terms of which, by agreement of the parties thereto, are confidential. The Company believes that the terms of such settlement agreement would not have a material adverse effect on the Company.

     David Rosen v. U.S. Digital Communications, Inc.  On July 27, 1998, David
     ------------------------------------------------
Rosen, a former employee and consultant of the Company, filed a complaint against the Company in the California Superior Court, County of San Francisco, case number 996762, in connection with his alleged employment contract and his employment termination. Mr. Rosen alleged breach of contract, breach of the covenant of good faith and fair dealing, violation of California Labor Code Sections 201, 226 and 227, and conversion. Mr. Rosen seeks severance pay and other damages in excess of $100,000. Discovery has not yet begun.

     CBS (formerly Westinghouse) v. Skysite.  On April 1, 1998, CBS filed a
     --------------------------------------
complaint, in Los Angeles County Superior Court, case number 188569, alleging that Skysite breached a distribution agreement with CBS dated December 21, 1996, and a subsequent settlement agreement between CBS and Skysite, dated March 6, 1997, seeking monies allegedly owed under the distribution agreement. In June 1998, CBS and the Company entered into a settlement agreement whereby Skysite agreed to pay CBS $430,000, which was paid soon thereafter.

     Witter Publishing v. Skysite.  On February 6, 1997, Witter publishing filed
     ----------------------------
a complaint in Los Angeles Municipal Court, case number 97K02741, alleging open book account and account stated, and seeking money damages. On December 12, 1997, Witter Publishing and Skysite entered a stipulation for entry of judgment whereby Skysite agreed to pay Witter Publishing $19,037.96 between December 20, 1997 and November 20, 1998.

     PR Newswire Association, Inc. v. Skysite.  On November 12, 1997, PR
     ----------------------------------------
Newswire filed a complaint against Skysite in New Jersey Superior Court, Hudson County, docket number DC - 10873 - 97, alleging a breach of contract and seeking damages of $6,589.81. In January 1998, Skysite agreed to pay PR Newswire payments totaling $5,043.95, and the case has been dismissed.

     Tom Soumas v. Skysite.  On October 6, 1997, Tom Soumas, a former employee
     ---------------------
of Skysite, filed a complaint with the Labor Commissioner of the State of California, seeking damages for vacation pay and wellness days he alleges he was due upon termination, in the amount of $9,300. A hearing on Mr. Soumas' claim was held on June 2, 1998, pursuant to which the Labor Commissioner issued a decision in favor or Mr. Soumas in the amount of $2,500.

     Penwell Publishing v. Skysite.  On March 5, 1997, plaintiff filed a
     -----------------------------
complaint in the Tulsa County, Oklahoma District Court, Case Number CJ 9701105, alleging actions for open account and breach of contract resulting from the Company's alleged obligation to place certain advertisements in Penwell Publications. Plaintiff seeks damages of $36,216.75.

     Intelligent Data Systems, Inc.  On August 4, 1998, counsel for Intelligent
     ------------------------------
Date Systems, Inc. ("IDS") made a demand on the Company for (i) rescission of a technology licensing agreement dated January 1, 1995 and (ii) return of consideration to IDS, in the amount of $968,750. No complaint has been filed.

     Tom Soumas.  In a letter dated August 31, 1998, counsel for Tom Soumas made
     ----------
a demand on the Company in connection with the Company's acquisition of Skysite. No lawsuit has been filed and no damages have been alleged. The Company is unable to express an opinion as to the outcome of this matter as no lawsuit has been filed and the Company has made no independent investigation of potential claims, defense and counterclaims. If a lawsuit is ever filed, it will be vigorously defended.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's shares have been traded on a limited basis on the Nasdaq Bulletin Board under the symbol USDI since October 29, 1997. Prior to October 29, 1997, and subsequent to December 8, 1995, the Company's shares had been traded on the Nasdaq Bulletin Board under the symbol VICP. The following table sets forth the range of high and low bid prices as reported on the Nasdaq Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    HIGH     LOW
                                                  -------   ------
           1996
           ----
           First Quarter                           $ 8.25   $5.25
           Second Quarter                          $11.38   $8.13
           Third Quarter                           $ 9.75   $8.75
           Fourth Quarter                          $ 9.38   $1.25

           1997
           ----
           First Quarter                           $ 2.06   $1.06
           Second Quarter                          $ 1.59   $0.31
           Third Quarter                           $ 2.44   $0.61
           Fourth Quarter                          $ 2.65   $0.67

           1998
           ----
           First Quarter                           $ 1.61   $0.67
           Second Quarter                          $ 5.25   $0.77
           Third Quarter (through October 6)       $ 4.82   $3.19

     There were 109 shareholders of record of the Common Stock as of October 6, 1998. As of October 6, 1998, the closing bid price of the Company's Common Stock was $3.19 as quoted on the Nasdaq Bulletin Board.

DIVIDENDS

     Excluding the dividend described below, the Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future, but intends to retain future earnings, if any, for reinvestment in the future operation and expansion of the Company's business and related development activities. Any future determination to pay cash dividends on its Common Stock will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant, as well as the terms of any financing arrangements.

     Pursuant to the terms of the Company's Series A Preferred Stock, the Company is required to pay dividends at the rate of 8% per annum quarterly, on March 31, June 30, September 30 and December 31. The Company is not required to pay any dividends on the Series B or the Series C Preferred Stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the financial statements of U.S. Digital Communications, Inc. and its subsidiaries. The years ended December 31, 1994, 1995 and 1996 have been audited by Blackman Kallick Bartelstein, LLP, whose report included an explanatory paragraph with respect to the Company's ability to continue as a going concern. The financial statements as of December 31, 1996 and 1997, and for each of the years in the three-year period ended December 31, 1997, are included elsewhere in this Report.

     On April 1, 1998, the Company engaged Arthur Andersen LLP as the Company's principal accountants to audit the Company's financial statements for the fiscal year ended December 31, 1997. On September 1, 1998, Arthur Andersen LLP issued an unqualified report on the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 1997. That report, however, was not released by the Company, and on September 30, 1998, Arthur Andersen LLP resigned as the Company's independent auditors and withdrew the report. Arthur Andersen LLP's resignation and withdrawal were not related to the financial statements. Further, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure or reportable events during such period or through the interim period ended September 30, 1998. See "Changes in and Disagreements with Accountants on Accounting and Disclosure."

                                                           YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------
                                       1993           1994           1995           1996           1997
                                   ------------   ------------   ------------   ------------   ------------
STATEMENT OF
   OPERATIONS DATA:
License Income                     $         0    $         0    $   629,688    $         0    $         0
Gross Profit                                 0              0              0              0              0
Total operating expenses            (1,248,360)    (1,339,364)    (3,222,489)    (7,885,929)    (5,218,763)
Loss from operations                (1,248,360)    (1,339,364)    (2,592,801)    (7,885,929)    (5,144,888)
Other income (expense), net           (112,246)         3,338          4,748       (170,989)      (330,063)
Net loss                            (1,360,606)    (1,336,026)    (2,588,053)    (8,056,918)    (5,474,951)
Dividends on preferred stock                 0              0              0              0     (1,629,916)
Net loss per common share                (0.19)         (0.12)         (0.15)         (0.37)         (0.34)
Weighted average shares of           7,104,092     11,775,976     17,190,915     21,914,630     20,676,196
common stock outstanding


                                                         YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------
                                    1993           1994           1995           1996            1997
                                ------------   ------------   ------------   -------------   -------------
BALANCE SHEET DATA:
Cash and cash equivalents       $         0    $   552,878    $   739,930    $      8,654    $    545,790
Working capital                    (128,371)       388,875        287,713      (2,936,191)     (4,058,089)
Total assets                         16,982        664,328      1,258,853         242,302       2,809,451
Notes payable (net                1,494,161              0              0          29,865          17,785
of current portion)
Common stock                        800,200      2,566,167        212,080         221,280         222,980
Preferred stock                           0              0              0               0       4,105,607
Accumulated deficit              (2,405,750)    (3,741,776)    (6,329,829)    (14,386,747)    (21,491,614)
Total shareholders' equity       (1,605,550)       493,752        706,636      (2,782,886)     (2,171,689)
 (deficit)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Commission, in press releases, and in reports to shareholders. The Private Securities Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. Forward-looking statements can be identified by the use of words such as "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and the negatives thereof and similar expressions. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Risk Factors" and elsewhere in this report.

GENERAL

     The Company has incurred net losses in its last three fiscal years. Moreover, there can be no assurance that the Company or its subsidiaries will ever generate significant revenues. Further, there is no guarantee that if the Company ever achieves a level of profitability, that it can be sustained.

     Pursuant to the Agreement and Plan of Reorganization, dated June 20, 1997, and the amendment thereto, dated May 28, 1998, U.S. Digital Communications, Inc., acquired Skysite Communications Corporation. See "Business--Background." During 1997, the Company sold 2,882,282 shares of 8% Cumulative Convertible Preferred Stock, pursuant to Regulation S promulgated by the United States Securities and Exchange Commission.

RESULTS OF OPERATIONS

     1997 Compared to 1996

     The Company had $486,642 in revenue from sales of satellite equipment and services in fiscal 1997 compared to no such revenue in fiscal 1996. This increase resulted entirely from the Company's acquisition of Skysite.

     Costs of goods sold was $412,767 in fiscal 1997 compared to no cost of goods sold in fiscal 1996. These costs were associated with the sales generated by Skysite.

     Sales and marketing expense for fiscal 1997 was $286,258 compared to no such expense in fiscal 1996. These costs were due to the Company's acquisition of Skysite.

     The Company had no research and development expenses for fiscal 1997, as compared to $955,570 for fiscal 1996. This decrease was due to the Company's decision to terminate the development of the ED device and related products.

     General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $3,582,918 for fiscal 1997, compared to $2,985,039 for fiscal 1996. This increase of $597,879 was due to the Company's assumption of Skysite's general and administrative expenses pursuant to the Company's acquisition of Skysite.

     The Company granted stock options to various employees and other individuals during fiscal 1997. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $1,349,587. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

     1996 Compared to 1995.

     The Company had no license income in fiscal 1996 compared to $629,688 in fiscal 1995. The $629,688 represented the value of the 250,000 shares of Digital Sciences, Inc. ("Digital") stock received by the Company as an initial license fee pursuant to an agreement entered into, in 1995, by and between Digital and the Company, by which the Company licensed its ED technology to Digital.

     Research and development expenses decreased to $955,570 for fiscal 1996 from $1,010,884 for fiscal 1995, a decrease of $55,314. This decrease was due to the decreased activity relating to the production of a prototype of the ED.

     General and administrative expenses increased to $2,985,039 for fiscal 1996 from $2,211,605 for fiscal 1995, an increase of $773,434. This increase was due to the relocation of the Company into larger office facilities, hiring of additional employees, increased accounting fees and fees for directors and officer's insurance, and increased depreciation on the Company's assets. An amount of $300,000 was set aside for reimbursement of expenses pursuant to a severance agreement which includes the Company's former president and a consultant. The severance agreement provides that the Company shall reimburse these individuals for reasonable expenses associated with the Company's business incurred by them up to an amount equal to approximately $300,000 upon submission to the Company of valid documentation. The amount of expenses currently claimed is $255,350. The Company has recorded a liability of $300,000. This liability has been reduced by $96,478, which represents amounts loaned to the former president by the Company.



     An amount of $118,237 has been charged to Operating Expenses for fiscal 1996 in connection with failed efforts to raise additional capital in 1996.

     An amount of $900,000 has been charged to Operating Expenses for fiscal 1996 in connection with the Company's December, 1995 licensing agreement with a technology company. In January, 1996, the Company paid an initial royalty deposit of $450,000. Pursuant to the licensing agreement, the Company may be obligated to pay an additional royalty fee of $450,000 in December, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to an agreement with a placement agent, Wincap, Ltd. ("Wincap"), the Company effected two private offerings of 8% Cumulative Convertible Series A Preferred Stock. Pursuant to the first offering, the Company sold approximately 2,031,832 shares of Series A Preferred Stock and 1,015,916 warrants to purchase shares of Common Stock, for a consideration of approximately $3,047,748. Pursuant to the second offering, the Company sold approximately 2,307,000 shares of Series A Preferred Stock and 1,153,500 warrants to purchase shares of Common Stock, for a consideration of approximately $3,460,500, for a total consideration from both offerings of approximately $6,508,248. Of this amount, the Company received approximately $5,749,728, which it intends to use for working capital. In addition, Wincap received the right to acquire 2,380,000 shares of the Company's Common Stock, issuable upon registration.

     Pursuant to an agreement with a placement agent, WS Marketing and Financial Services, Inc., for a private offering of 3,000 shares of Series B Preferred Stock, as of July 23, 1998 (the date of closing), the Company sold all 3,000 shares for a total consideration of approximately $3,000,000. Of this amount, the Company received approximately $2,670,000, which it intends to use for working capital. In addition, WS Marketing and Financial Services, Inc. received 250,000 warrants to purchase Common Stock as part of its placement fee.

     Pursuant to an agreement with a placement agent, WS Marketing and Financial Services, Inc., for a private offering of 4,000 shares of Series C Preferred Stock, as of October 6, 1998, the Company sold 3,000 shares for a total consideration of approximately $3,000,000. Of this amount, the Company received
approximately $2,670,000, which it intends to use for working capital.    In
addition, WS Marketing and Financial Services, Inc. received 250,000 warrants to purchase Common Stock as part of its placement fee.


     The Company has generated losses since its inception in May 1990 and cannot currently generate sufficient revenues and cash flow from operations to meet its business obligations.

     The Company anticipates it will not need to incur material capital expenditures in the future. In prior years, the Company was able to fund its operations through the issuance of its Common and Preferred Stock in transactions exempt under the Securities Act of 1933, and through shareholder loans. The Company cannot currently generate sufficient revenues and cash flow from operations to meet its business obligations. Therefore, future operations are predicated on raising additional capital in debt or equity markets.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       U.S. DIGITAL COMMUNICATIONS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1996 AND 1997

                                    ASSETS

                                                                                                        1996               1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (Not reported upon
                                                                                                              by Public
                                                                                                             Accountants)
Current assets:
     Cash and cash equivalents                                                                      $      8,654      $    545,790
     Trade accounts receivable, net of allowance for uncollectible accounts of $19,000                         -           209,073
     Other receivables                                                                                    20,000                 -
     Inventory                                                                                                 -           107,967
     Note receivable                                                                                           -            25,000
     Prepaid expenses                                                                                     30,478            17,436
                                                                                                    ------------      ------------
          Total current assets                                                                            59,132           905,266
                                                                                                    ------------      ------------

Investments (Note 3)                                                                                           -             9,750

Property and equipment, net                                                                               90,789           122,500

Intangible assets, net                                                                                    86,628         1,758,903

Other noncurrent assets                                                                                    5,753            13,032
                                                                                                    ------------      ------------
          Total assets                                                                              $    242,302      $  2,809,451
                                                                                                    ============      ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                                          $  1,572,011      $  1,770,208
     Deferred revenue                                                                                          -           107,267
     Dividends payable                                                                                         -           135,931
     Stockholder loans (Note 5)                                                                          624,386           962,385
     Accrued interest on stockholder loans                                                                34,649           144,252
     Notes payable (Note 5)                                                                              110,755           313,290
     Minimum royalty obligation (Note 12)                                                                450,000           450,000
     Due to former officers and shareholders (Note 9)                                                    203,522         1,080,022
                                                                                                    ------------      ------------
          Total current liabilities                                                                    2,995,323         4,963,355
                                                                                                    ------------      ------------

Notes payable (net of current portion) (Note 5)                                                           29,865            17,785
                                                                                                    ------------      ------------
          Total liabilities                                                                            3,025,188         4,981,140
                                                                                                    ------------      ------------

Commitments and contingencies (Note 9)

Stockholders' (deficit) (Note 6):
     Preferred stock -- $.01 par, 10,000,000 shares authorized; 2,882,232                                      -         4,105,607
       outstanding at December 31, 1997; liquidation preference of $4,459,279
     Common stock -- $0.01 par, 50,000,000 shares authorized; 22,128,000 and                             221,280           222,980
       22,980,000 outstanding at December 31, 1996 and 1997, respectively
     Additional paid-in capital                                                                       15,096,123        12,422,255
     Common stock warrants                                                                                     -         1,581,337
     Accumulated unrealized losses on investments                                                              -           (31,200)
     Treasury stock (5,902,200 shares of common stock in 1997, at cost)                                        -               (10)
     Deferred compensation (Note 10)                                                                  (3,713,542)           (3,744)
     Shares to be issued (including additional paid in capital) (Note 1)                                       -         1,222,700
     Shareholders' receivable (Note 1)                                                                         -          (200,000)
     Accumulated deficit                                                                             (14,386,747)      (21,491,614)
                                                                                                    ------------      ------------
          Total stockholders' (deficit)                                                               (2,782,886)       (2,171,689)
                                                                                                    ------------      ------------
          Total liabilities and stockholders' (deficit)                                             $    242,302      $  2,809,451
                                                                                                    ============      ============

   The accompanying notes are an integral part of these financial statements.

                       U.S. DIGITAL COMMUNICATIONS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                                 1995               1996               1997
--------------------------------------------------------------------------------------------------------------
                                                               (Not reported upon by Public Accountants)
Sales:
     Equipment                                               $         -        $         -        $   285,047
     Services                                                          -                  -            201,595
     License fees (Note 11)                                      629,688                  -                  -
                                                             -----------        -----------        -----------
          Total sales                                            629,688                  -            486,642

Cost of goods sold                                                     -                  -            412,767
                                                             -----------        -----------        -----------
          Gross margin                                                 -                  -             73,875
                                                             -----------        -----------        -----------

Operating expenses:
     Sales and marketing                                               -                  -            286,258
     Research and development                                  1,010,884            955,570                  -
     Minimum royalty expense                                           -            900,000                  -
     Fund-raising fees for failed offering                             -            118,237                  -
     General and administrative                                2,211,605          2,985,039          3,582,918
     Stock option compensation                                         -          2,927,083          1,349,587
                                                             -----------        -----------        -----------
          Total operating expenses                             3,222,489          7,885,929          5,218,763
                                                             -----------        -----------        -----------
Loss from operations                                          (2,592,801)        (7,885,929)        (5,144,888)
                                                             -----------        -----------        -----------

Other income (expense):
     Interest expense                                             (4,013)           (47,618)          (183,593)
     Interest and other income                                     8,761              7,385             23,280
     Loss on repayment of debt (Note 5)                                -                  -            (85,700)
     Loss on investments                                               -           (130,756)           (84,050)
                                                             -----------        -----------        -----------
          Total other income (expense), net                        4,748           (170,989)          (330,063)
                                                             -----------        -----------        -----------

Net loss                                                      (2,588,053)        (8,056,918)        (5,474,951)
Dividends on preferred stock                                           -                  -         (1,629,916)
                                                             -----------        -----------        -----------
Net loss available to common stockholders                    $(2,588,053)       $(8,056,918)       $(7,104,867)
                                                             -----------        -----------        -----------
Net loss per common share:
     Basic                                                   $     (0.15)       $     (0.37)       $     (0.34)
                                                             ===========        ===========        ===========
     Diluted                                                 $     (0.15)       $     (0.37)       $     (0.34)
                                                             ===========        ===========        ===========
     Weighted average shares of common stock outstanding      17,190,915         21,914,630         20,676,196
                                                             ===========        ===========        ===========

--------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                       U.S. Digital Communications, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997 (NOT REPORTED UPON BY
                              PUBLIC ACCOUNTANTS)


                                                                                      Common Stock               Common Stock
                                                        Preferred Stock                 Par Value                No Par Value
                                                    ------------------------     ----------------------    ------------------------
                                                     Shares         Amount         Shares       Amount        Shares       Amount
                                                    ---------     ----------     ----------    --------    -----------  -----------
BALANCE, DECEMBER 31, 1994                                  -     $        -              -    $            3,722,000   $ 2,566,167

  Sale of stock for cash                                    -              -              -           -     1,161,000     3,035,000
  Stock issued as compensation                              -              -              -           -       150,000       375,000
  Stock issued for consulting services                      -              -              -           -        26,500        66,250
  Stock issuance costs                                      -              -              -           -             -      (330,000)
  Effect of merger                                          -              -     21,208,000     212,080    (5,059,500)   (5,712,417)
  Change in unrealized loss on investments                  -              -              -           -             -             -
  Net loss                                                  -              -              -           -             -             -
                                                    ---------     ----------     ----------    --------    ----------   -----------
BALANCE, DECEMBER 31, 1995                                  -              -     21,208,000     212,080             -             -

  Sale of stock for cash                                    -              -        920,000       9,200             -             -
  Change in unrealized loss on investments                  -              -              -           -             -             -
  Stock issuance costs (Note 6)                             -              -              -           -             -             -
  Options issued to Placement Agent                         -              -              -           -             -             -
  Deferred compensation related to grant of stock
   options (Note 10)                                        -              -              -           -             -             -
  Amortization of deferred compensation                     -              -              -           -             -             -
  Net loss                                                  -              -              -           -             -             -
                                                    ---------     ----------     ----------    --------    ----------   -----------
BALANCE, DECEMBER 31, 1996                                  -              -     22,128,000     221,280             -             -

  Sale of stock and warrants for cash               2,882,232      2,725,607              -           -             -             -
  Issuance of stock for noncash transactions
   (Notes 5)                                                -              -        170,000       1,700             -             -
  Stock issuance costs (Note 6)                             -              -              -           -             -             -
  Options issued to Placement Agent                         -              -              -           -             -             -
  Deferred compensation related to grant of stock
   options (Notes 6 and 10)                                 -              -              -           -             -             -
  Cancellation of options                                   -              -              -           -             -             -
  Amortization of deferred compensation (Note 10)           -              -              -           -             -             -
  Preferred dividends and beneficial conversion
   feature                                                  -      1,380,000              -           -             -             -
  Change in unrealized loss on investment                   -              -              -           -             -             -
  Repurchase of common stock                                -              -              -           -             -             -
  Shareholders' receivable                                  -              -              -           -             -             -
  Shares to be issued (including additional
   paid-in capital)                                         -              -              -           -             -             -
  Net loss                                                  -              -              -           -             -             -
                                                    ---------     ----------     ----------    --------    ----------   -----------
BALANCE, DECEMBER 31, 1997                          2,882,232     $4,105,607     22,980,000    $222,980             -   $         -
                                                    =========     ==========     ==========    ========    ==========   ===========
                                                                                   Accumulated
                                                      Additional        Common      Unrealized          Treasury Stock
                                                       Paid-In           Stock       Loss on         ----------------------
                                                       Capital         Warrants     Investment         Shares        Cost
                                                     -----------     -----------  -------------      ----------    --------
BALANCE, DECEMBER 31, 1994                           $ 1,669,361     $        -   $          -                -         -

  Sale of stock for cash                                       -              -              -                -         -
  Stock issued as compensation                                 -              -              -                -         -
  Stock issued for consulting services                         -              -              -                -         -
  Stock issuance costs                                         -              -              -                -         -
  Effect of merger                                     5,500,337              -              -                -         -
  Change in unrealized loss on investments                     -              -       (345,313)               -         -
  Net loss                                                     -              -              -                -         -
                                                     -----------     ----------   ------------       ----------      ----
BALANCE, DECEMBER 31, 1995                             7,169,698              -       (345,313)               -         -

  Sale of stock for cash                               1,290,800              -              -                -         -
  Change in unrealized loss on investments                     -              -        345,313                -         -
  Stock issuance costs (Note 6)                       (2,805,000)             -              -                -         -
  Options issued to Placement Agent                    2,800,000              -              -                -         -
  Deferred compensation related to grant of stock
   options (Note 10)                                   6,640,625              -              -                -         -
  Amortization of deferred compensation                        -              -              -                -         -
  Net loss                                                     -              -              -                -         -
                                                     -----------     ----------   ------------       ----------      ----
BALANCE, DECEMBER 31, 1996                            15,096,123              -              -                -         -

  Sale of stock and warrants for cash                          -      1,581,337              -                -         -
  Issuance of stock for noncash transactions
   (Notes 5)                                             193,600              -              -                -         -
  Stock issuance costs (Note 6)                       (5,410,057)             -              -                -         -
  Options issued to Placement Agent                    4,902,800              -              -                -         -
  Deferred compensation related to grant of stock
   options (Notes 6 and 10)                              960,622              -              -                -         -
  Cancellation of options                             (3,320,833)             -              -                -         -
  Amortization of deferred compensation (Note 10)              -              -              -                -         -
  Preferred dividends and beneficial conversion
   feature                                                     -              -              -                -         -
  Change in unrealized loss on investment                      -              -        (31,200)               -         -
  Repurchase of common stock                                   -              -              -       (5,902,200)      (10)
  Shareholders' receivable                                     -              -              -                -         -
  Shares to be issued (including additional
   paid-in capital)                                            -              -              -                -         -
  Net loss                                                     -              -              -                -         -
                                                     -----------     ----------   ------------       ----------      ----
BALANCE, DECEMBER 31, 1997                           $12,422,255     $1,581,337   $    (31,200)      (5,902,200)     $(10)
                                                     ===========     ==========   ============       ==========      ====
                                                                       Shares                                     Total
                                                       Deferred         to be    Stockholders'   Accumulated   Stockholders'
                                                     Compensation      Issued     Receivable       Deficit        Equity
                                                    --------------  -----------  ------------- -------------   -------------
BALANCE, DECEMBER 31, 1994                           $         -    $        -   $        -    $ (3,741,776)   $   493,752

  Sale of stock for cash                                       -             -            -               -      3,035,000
  Stock issued as compensation                                 -             -            -               -        375,000
  Stock issued for consulting services                         -             -            -               -         66,250
  Stock issuance costs                                         -             -            -               -       (330,000)
  Effect of merger                                             -             -            -               -              -
  Change in unrealized loss on investments                     -             -            -               -       (345,313)
  Net loss                                                     -             -            -      (2,588,053)    (2,588,053)
                                                     -----------    ----------    ---------    ------------    -----------
BALANCE, DECEMBER 31, 1995                                     -             -            -      (6,329,829)       706,636

  Sale of stock for cash                                       -             -            -               -      1,300,000
  Change in unrealized loss on investments                     -             -            -               -        345,313
  Stock issuance costs (Note 6)                                -             -            -               -     (2,805,000)
  Options issued to Placement Agent                            -             -            -               -      2,800,000
  Deferred compensation related to grant of stock
   options (Note 10)                                  (6,640,625)            -            -               -              -
  Amortization of deferred compensation                2,927,083             -            -               -      2,927,083
  Net loss                                                     -             -            -      (8,056,918)    (8,056,918)
                                                     -----------    ----------    ---------    ------------    -----------
BALANCE, DECEMBER 31, 1996                            (3,713,542)            -            -     (14,386,747)    (2,782,886)

  Sale of stock and warrants for cash                          -             -            -               -      4,306,944
  Issuance of stock for noncash transactions
   (Notes 5)                                                   -             -            -               -        195,300
  Stock issuance costs (Note 6)                                -             -            -               -     (5,410,057)
  Options issued to Placement Agent                            -             -            -               -      4,902,800
  Deferred compensation related to grant of stock
   options (Notes 6 and 10)                             (960,622)            -            -               -              -
  Cancellation of options                              3,320,833             -            -               -              -
  Amortization of deferred compensation (Note 10)      1,349,587             -            -               -      1,349,587
  Preferred dividends and beneficial conversion
   feature                                                     -             -            -      (1,629,916)      (249,916)
  Change in unrealized loss on investment                      -             -            -               -        (31,200)
  Repurchase of common stock                                   -             -            -               -            (10)
  Shareholders' receivable                                     -             -     (200,000)              -       (200,000)
  Shares to be issued (including additional
   paid-in capital)                                            -     1,222,700            -               -      1,222,700
  Net loss                                                     -             -            -      (5,474,951)    (5,474,951)
                                                     -----------    ----------    ---------    ------------    -----------
BALANCE, DECEMBER 31, 1997                           $    (3,744)   $1,222,700    $(200,000)   $(21,491,614)   $(2,171,689)
                                                     ===========    ==========    =========    ============    ===========


   The accompanying notes are an integral part of these financial statements.

                       U.S. DIGITAL COMMUNICATIONS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                                             1995                 1996                 1997
------------------------------------------------------------------------------------------------------------------------------
                                                                              (Not reported upon by Public Accountants)
Cash flows from operating activities:
     Net loss                                                            $(2,588,053)         $(8,056,918)         $(5,474,951)
                                                                         -----------          -----------          -----------
     Adjustments to reconcile net loss to net cash used in
       operating activities--
          Depreciation and amortization                                       13,136               41,256              250,606
          License income received in stock                                  (629,688)                   -                    -
          Stock option compensation                                                -            2,927,083            1,349,587
          Loss on investments                                                      -              129,688               84,050
          Loss on repayment of debt                                                -                    -               85,700
          Services paid in stock                                             416,250                    -                    -
          Provision for losses on advances                                    25,000                    -                    -
          Loss on disposal of equipment                                            -                1,068                    -
          Changes in assets and liabilities:
               Increase in trade accounts receivable                               -                    -              (96,380)
               Decrease in other receivables                                       -                    -               20,000
               Decrease in inventory                                               -                    -               43,349
               Increase in note receivable                                         -                    -              (25,000)
               Decrease (increase) in prepaid expenses                       (93,247)              69,522               13,042
               Increase in other noncurrent assets                                 -                    -               (3,079)
               (Decrease) increase in accounts payable and accrued           197,274            1,260,270             (520,463)
                 expenses
               Decrease in deferred revenue                                        -                    -              (70,400)
               Increase in accrued interest on stockholder loans               2,910               25,659              109,603
               Increase in minimum royalty obligation                              -              450,000                    -
               Increase in due to former officers and shareholders                 -              300,000              876,500
                                                                         -----------          -----------          -----------
                    Total adjustments                                        (68,572)           5,204,546            2,117,115
                                                                         -----------          -----------          -----------
                    Net cash used in operating activities                 (2,656,625)          (2,852,372)          (3,357,836)
                                                                         -----------          -----------          -----------

Cash flows from investing activities:
     Purchase of investments                                                       -                    -             (125,000)
     Capital expenditures                                                    (14,784)             (30,518)             (62,444)
     Advances to Skysite prior to acquisition                                      -                    -             (231,039)
     Advances to related company                                             (25,000)                   -                    -
     Patents and other expenditures                                          (28,023)             (13,838)                   -
     Advances to stockholders                                                      -             (116,478)                   -
                                                                         -----------          -----------          -----------
                    Net cash used in investing activities                    (67,807)            (160,834)            (418,483)
                                                                         -----------          -----------          -----------

  The accompanying notes are an integral part of these financial statements.

                       U.S. DIGITAL COMMUNICATIONS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                                  (CONTINUED)

                                                                        1995                 1996                 1997
-------------------------------------------------------------------------------------------------------------------------
                                                                          (Not reported upon by Public Accountants)
Cash flows from financing activities:
  Borrowings from nonstockholders                                    $        -           $  100,000           $  300,000
  Borrowings from stockholders                                          231,484              992,900              388,000
  Principal payments under notes payable                                      -               (5,970)             (10,237)
  Proceeds from issuance of common stock                              3,035,000            1,300,000                    -
  Proceeds from issuance of preferred stock and warrants                      -                    -            4,306,944
  Purchase of treasury stock                                                  -                    -                  (10)
  Payment of dividends on preferred stock                                     -                    -             (113,985)
  Payment of stock issuance costs                                      (355,000)              (5,000)            (507,257)
  Repayment of stockholder borrowings                                         -             (100,000)             (50,000)
                                                                     ----------           ----------           ----------
      Net cash provided by financing activities                       2,911,484            2,281,930            4,313,455
                                                                     ----------           ----------           ----------
Net change in cash and cash equivalents                                 187,052             (731,276)             537,136
Cash and cash equivalents, beginning of year                            552,878              739,930                8,654
                                                                     ----------           ----------           ----------
Cash and cash equivalents, end of year                               $  739,930           $    8,654           $  545,790
                                                                     ==========           ==========           ==========
Supplemental disclosures of cash transactions:
  Cash paid for interest                                             $        -           $    7,772           $    7,639
                                                                     ==========           ==========           ==========
Supplemental disclosures of non-cash transactions:
  Beneficial conversion feature on preferred stock                   $        -           $        -           $1,380,000
                                                                     ==========           ==========           ==========


  The accompanying notes are an integral part of these financial statements.

                       U.S. DIGITAL COMMUNICATIONS, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1995, 1996, AND 1997


1.  OPERATIONS:

U.S. Digital Communications, Inc. ("the Company", a Nevada corporation), is a provider of satellite and wireless digital communications equipment and services to corporate and other consumers. The Company, through a wholly owned subsidiary, markets satellite telephone products and services to provide solutions to communications needs of companies with global operations or remote installations. Prior to its acquisition of this subsidiary, the Company was a development stage enterprise founded to develop various internet, modem, video data and telephone products and devices. In 1997, the Company discontinued development of these products.

On November 28, 1995, Global Telephone and Communications, Inc. ("GTCI," a Nevada corporation), and Visual Information Service Corporation ("Viscorp," an Illinois corporation) entered into an agreement and plan of reorganization under which every share of Viscorp stock was exchanged for four shares of GTCI stock. This resulted in the stockholders of Viscorp obtaining voting control over GTCI. In conjunction with the transaction, GTCI was renamed Viscorp. On October 24, 1997, Viscorp was renamed U.S. Digital Communications, Inc.

ACQUISITION OF SKYSITE

On June 20, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Skysite Communications Corporation ("Skysite"). Under the Agreement, the Company was to issue 750,000 shares of its common stock to the shareholders of Skysite, as well as options to purchase an additional 500,000 shares of its common stock at an exercise price of $.40 per share.

The stock of Skysite was transferred to the Company on August 26, 1997. Subsequent to the acquisition, disputes arose between the Company and the former President of Skysite related to the value of Skysite at the time of the acquisition. As a result of this dispute, the Company withheld its shares. The Company has entered into an amended agreement with the shareholders of Skysite, except for the former President (who was allocated 240,000 shares). Under the terms of this amended agreement, the other shareholders' shares and options will be placed in an escrow account. The shareholders will have all rights attributable to these escrowed shares, however, they have agreed that at such time when they elect to sell these shares, the first $200,000 of related proceeds will be paid to the Company, and the remaining shares and options will be released to the shareholders. The 240,000 shares due to the former President remain unissued, and the Company does not intend to issue such shares. No shares or options for the other shareholders have been issued or placed in escrow as of September 1, 1998.

At the time of the acquisition, the Company also entered into an agreement with the former President of Skysite to issue options to purchase 146,961 shares of the Company's stock at an exercise price of $.40 per share, over the following 36 months in amounts to be determined by the Company. The number of options granted to the former President of Skysite would be adjusted for any material breach of the Agreement. In addition, the options to be granted were also based upon employment services which were to be provided. No options have been granted to the former President since the Company believes the former President did breach the Agreement, and no services were performed.

The Company has recognized the Skysite acquisition as a purchase for accounting purposes. The Company has valued the consideration to be given to the shareholders of Skysite using the 510,000 shares to be placed in escrow and the related options, less the $200,000 to be received from escrow when these shares are sold. This $200,000 has been recognized by the Company as a reduction of stockholders' equity. Since the Company does not intend to issue the 240,000 shares to Skysite's former President, the value for these shares ($304,000) has not been included in the consideration to be given. If the Company is required to distribute such shares in the future, the equity and related goodwill accounts will be increased. The following is the valuation at August 26, 1997, the closing date of the acquisition, of consideration to be given for Skysite.

     510,000 shares of Company common stock         $  647,700
     500,000 options to purchase Company common
          stock                                        575,000
     Due from Skysite shareholders                    (200,000)
     Advances made from the Company to Skysite
          prior to acquisition                         231,039
                                                    ----------
                                                    $1,253,739
                                                    ==========

Since the Company has not issued the shares or options due to the other shareholders, the Company has recorded the value of the consideration to be given as shares to be issued in stockholders' equity. At such time when these shares and options are placed in the escrow account, the Company will recognize an increase to its common stock and additional paid in capital accounts. The purchase price is $1,884,539 in excess of the fair value of the net tangible assets acquired. The Company has recognized this as intangible assets.

In accordance with APB Opinion No. 16, the Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. The aggregate purchase price of $1,253,739, was allocated as follows:

     Current assets                    $  289,440
     Property and equipment                11,474
     Other assets                           4,200
     Intangible assets                  1,884,539
     Liabilities assumed                 (935,914)
                                       ----------
                                       $1,253,739
                                       ==========

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Skysite as if the acquisition had occurred as of January 1, 1996. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Skysite constituted a single entity during such periods.

                                             For the Year Ended December 31,
                                             -------------------------------
                                                 1996               1997
                                                 ----               ----
                                                        Unaudited
     Pro forma revenues                      $   704,179        $ 1,243,961
     Pro forma net loss available to common
          shareholders                        (8,898,614)        (7,494,961)
     Pro forma net income (loss) per share         (0.41)             (0.36)

RISKS AND OTHER IMPORTANT FACTORS

For the three years ended December 31, 1997, the Company has experienced significant losses due to its previous development activities and the acquired Skysite operations. The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales of Skysite's products and services. The Company has developed a plan to increase revenues through sales of products and services, however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional cash through the sale of debt or equity securities. Although the Company believes it has the ability to generate additional cash through such sales, such sales may be dilutive and there can be no assurances that adequate funds will be available or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate adequate cash there could be a material and adverse effect on the business and financial condition of the Company. Therefore, the Company has developed a plan to implement certain cost control measures to mitigate its liquidity risk, and is aggressively seeking other companies to acquire that will increase cash flow and reduce the risk of reliance on Skysite's products and services.

Future operating results may be affected by a number of other factors including the timing of new products in the market place, competitive pricing pressures and economic conditions. As the market for the Company's product is characterized by rapidly changing technology, the development and introduction of competitive products may require a significant investment of financial resources.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of the Company and Skysite, after eliminating intercompany balances and transactions. The amounts included for Skysite represent all activity from August 26, 1997, the date of acquisition, to December 31, 1997.

MANAGEMENT'S USE OF ESTIMATES

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

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 1997, substantially all funds are held at one financial institution. The Company does not believe it is exposed to any significant credit risk on cash equivalents.

INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. During 1997, the Company's inventory and receivables were pledged as collateral to a supplier for past due amounts. The inventory and receivable balance on the date of the agreement was $433,206. The supplier subsequently released their security interest in 1998 (see Note 9).

PROPERTY AND EQUIPMENT

Property and equipment are recorded at historical cost and are being depreciated over the estimated useful lives of the assets ranging from 3 to 7 years, using accelerated methods. For property and equipment under capital lease, the assets are depreciated over the shorter of the remaining life of the lease or the useful life of the asset.

INTANGIBLE ASSETS

Intangible assets includes the excess purchase price over net assets received resulting from the August 26, 1997, acquisition of Skysite. As of December 31, 1997, the unamortized balance was $1,758,903 (net of accumulated amortization of $125,636). The amortization period being used is five years.

Prior to the Company's acquisition of Skysite, the Company incurred certain expenses for patents and trademarks related to the development of various internet, modem, video data, and telephone products. Since the Company has discontinued development of these devices, the Company has written-off the unamortized balance related to these items as of December 31, 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company complies with the Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amounts of net assets. Impairment is measured at fair value.

EARNINGS (LOSS) PER COMMON SHARE

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per common share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding plus other dilutive securities.

Since the Company had net losses from operations, no potential common shares to be issued are included in the computation of the diluted per share amount as they would be anti-dilutive. Accordingly, the following common stock equivalents are not included in the weighted-average shares of common stock outstanding.

                                      1995             1996             1997
                                      ----             ----             ----
     Common shares to be granted
      under option arrangements,
      less shares assumed
      purchased at average market
      price                         1,054,786        2,312,122        1,580,562

     Convertible preferred
      securities and related
      warrants                              -                -          935,800
                                    ---------        ---------        ---------
                                    1,054,786        2,312,122        2,516,362
                                    =========        =========        =========

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, receivables, and stockholder loans are a reasonable estimate of their fair value given their short-term nature. Investment securities are carried at their fair value.

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

RESEARCH AND DEVELOPMENT EXPENSE

The Company expenses research and development costs as they are incurred.

ADVERTISING COSTS

In accordance with the AICPA's Statement of Position 93-7, "Reporting on Advertising Costs," costs for advertising are expensed as incurred within the fiscal year. Such costs are included in sales and marketing expenses in the accompanying statements of operations.

REVENUE RECOGNITION

The Company recognizes equipment sales revenue upon shipment. Airtime services are recognized in the period in which communications services are rendered. Deferred revenue consists of customer payments received in advance of services provided under contractual arrangements.

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Risk with respect to accounts receivable is generally diversified among a number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.

DEFERRED COMPENSATION

The Company records deferred compensation as the difference between the exercise price of options granted and the fair value of the Company's common stock on the date of grant. The amount of deferred compensation recognized in 1996 and 1997 was $6,640,625 and $960,622, respectively. Deferred compensation is amortized to expense during the vesting period of the related options.

INCOME TAXES

Deferred income taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense represents the current tax provision for the period and the change during the period in deferred tax asset and liabilities.

RECLASSIFICATIONS

Certain balances from 1995 and 1996 have been reclassified to conform to current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Those statements will require the Company to change the format of its consolidated financial statements presentation and disclose certain information related to the different segments of its business.

3.  INVESTMENTS:

In 1997, the Company loaned $50,000 to EDNET, an unrelated company. Under the terms of a loan agreement, if EDNET did not repay the loan by June 15, 1997, the Company would, and did, receive 65,000 shares of EDNET, which were restricted through June 15, 1998. The value of these shares on June 15, 1997, was $40,950. Due to the transaction, the Company has recognized a loss of $9,050, which is included in loss on investments in the accompanying financial statements. As of December 31, 1997, the fair value of these shares was approximately $0.15 per share. The Company has classified these shares as available for sale. The Company has reflected the reduction in the value of this investment by recording a $31,200 unrealized loss in stockholders' equity in the accompanying consolidated balance sheet.

4.   PROPERTY AND EQUIPMENT:

As of December 31, 1996 and 1997, property and equipment consists of the following:

                                             1996              1997
                                             ----              ----
     Office furniture and equipment        $109,482          $176,623
     Computer and video equipment            18,040            18,040
     Less - Accumulated depreciation        (36,733)          (72,163)
                                           --------          --------
          Property and equipment, net      $ 90,789          $122,500
                                           ========          ========

Depreciation expense for 1995, 1996, and 1997, amounted to $10,432, $19,534, and $35,430, respectively.

5.  NOTES PAYABLE:

As of December 31, 1996 and 1997, notes payable consist of the following:

                                                         1996          1997
                                                         ----          ----
     Note payable to stockholder, interest rate 8%,
          payable on demand (Note 6)                  $ 519,386    $   857,385
     Note payable to stockholder, interest rate 8%,
          payable on demand (Note 15)                   105,000        105,000
     Note payable, interest rate 12%, payable
          June 30, 1997                                 100,000              -
     Note payable, interest rate of 10%, payable
          March 31, 1998                                      -        300,000
     Capital lease obligation, payable in monthly
          installments of $846 through February 6,
          1999, including interest at an annual
          rate of 36.7%                                  15,403          9,521
     Capital lease obligation, payable in monthly
          installments of $211 through May 1, 2001,
          including interest at an annual rate of
          14.5%                                           8,143          6,817
     Capital lease obligation, payable in monthly
          installments of $431 through February 13,
          2001, including interest at an annual
          rate of 12.3%                                  17,074         14,737
                                                      ---------    -----------
     Total debt                                         765,006      1,293,460

     Less - Current maturities                         (735,141)    (1,275,675)
                                                      ---------    -----------
                                                      $  29,865    $    17,785
                                                      =========    ===========

On April 15, 1997, the Company issued 160,000 shares of common stock in full satisfaction of the $100,000 note payable. On this date, the outstanding balance on this note, including accrued interest was $109,500 and the value of the shares issued was $195,200. The company recognized a loss on this transaction of $85,700 which is reflected in loss of repayment of debt within the accompanying financial statements.

The Company has not made payment on the $300,000 note, which was due March 31, 1998. Under the terms of the agreement, the lender is entitled to collect a late payment premium of five percent of any past due amount, which will be accrued for by the Company in 1998.

On August 24, 1998, the Company entered into a settlement related to an amount owed to a shareholder of the Company. The balance owed to the shareholder, including interest and unreimbursed expenses totaled $1,033,951 as of December 31, 1997. Under the agreement, the Company will make $250,000 payments on the following dates: September 1, 1998, January 5, 1999, and February 28, 1999. Additionally, the Company will issue 200,000 shares of its restricted common stock to the shareholder. The value of the consideration given in exchange for the extinguishment of this liability is $1,537,500. This transaction results in an extraordinary loss of $503,549 in 1998.

Future minimum payments of debt, excluding those amounts payable on demand, are as follows:

      Year Ended
     December 31,
     ------------
         1998                                          $314,493
         1999                                             7,741
         2000                                             6,969
         2001                                             1,872
                                                       --------
              Total                                    $331,075
                                                       ========

6.  STOCKHOLDERS' EQUITY:

COMMON STOCK

In November 1994, the Company entered into an agreement with a placement agent for a private offering. This private offering resulted in the sale of 2,000,000 units at a purchase price of $0.625 per unit for a total consideration of $1,250,000. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant (no Class A or Class B warrants were exercised prior to their expiration date). The placement agent received 200,000 shares of common stock and 48,000 expense units valued at $155,000 as compensation for its services and costs. Each expense unit was composed of one share of common stock, one Class A warrant and one Class B warrant (no Class A or Class B warrants were exercised prior to their expiration date). In addition, attorney and finder's fees totaling $83,833, paid or to be paid in cash, were incurred and are included as stock issuance costs. Of the $83,833, $50,000 was payable at December 31, 1994, to one consultant. In addition, the consultant was granted an option, exercisable until March 8,1998, for the purchase of 80,000 shares of common stock at the exercise price of $0.625 per share.

During 1995, the Company and the consultant revised the fee structure noted in the previous paragraph. In exchange for the cancellation of the $50,000 obligation and the option to purchase 80,000 shares, the consultant received $25,000 in cash, 40,000 shares of common stock with a deemed value of $25,000 and 120,000 options. The additional compensation was recorded as general and administrative expense by the Company.

During 1995, the Company entered into an agreement with an investment advisor to raise equity financing solely from offshore purchasers and purchasers who may be deemed "accredited investors" as those terms are generally defined under Regulation S and Regulation D, respectively, promulgated by the U.S. Securities and Exchange Commission. A total of 4,400,000 shares of the Company's stock were issued at a purchase price of $0.625 per share for a total of $2,750,000. The placement agent received a finder's fee totaling $330,000 which is included as stock issuance costs and charged against additional paid-in capital.

Prior to signing the agreement with the investment advisor, the Company had independently raised $285,000 through the issuance of 212,000 shares at a purchase price of $1.25 per share and $20,000 through the issuance of 32,000 shares at a purchase price of $0.625 per share in separate transactions.

In addition, an officer of the Company and outside consultants received 600,000 and 66,000 shares, respectively, during 1995 as payment for services rendered, valued at the price of $0.625 per share. The value of the shares issued, $375,000 and $41,250, were charged to research and development, and general and administrative, respectively.

In February 1996, the Company raised $50,000 through the issuance of 20,000 shares of common stock. In addition, from March 1 through April 11, 1996, the Company raised $1,000,000 through the issuance of 500,000 shares of common stock and $250,000 through the exercise of 400,000 options at a price of $0.625 per share which were convertible into 400,000 shares. The options were issued to a placement agent for raising the $1,000,000 noted in the previous sentence, and were valued at $2,800,000. This amount is included as stock issuance costs and charged to additional paid-in capital in the statement of stockholders' equity.

In 1997, the Company issued 160,000 common shares to a third party for full settlement of a note payable (see Note 5). In addition, the Company reacquired 5,902,200 common shares from a former director for total consideration of $10.

PREFERRED STOCK

SERIES A

In December 1996 and again in August 1997, the Company entered into an agreement with a placement agent to raise equity financing solely from non-U.S. persons as defined in Regulation S promulgated by the U.S. Securities and Exchange Commission through private offerings of the Company's 8 percent cumulative convertible preferred stock ("Series A"), $0.01 par value per share. The Series A preferred stock is nonvoting. For each two shares of Series A Preferred Stock, an investor also received a warrant to purchase the company's Common Stock.

The 1st offering period, according to the December 1996 offering memorandum, was to expire on June 30, 1997. However, the Company closed that offering in February of 1997 after selling 2,031,832 shares of Series A Preferred Stock with 1,015,916 warrants for a total consideration of $3,047,748. In August of 1997, the Company again offered its Series A Preferred Stock and warrants with the offering period to expire March 31, 1998. The August 1997 memorandum was subsequently amended and the offering period was extended to July 31, 1998. The Company raised $3,460,500 through the issuance of 2,307,000 additional shares of Series A preferred stock and 1,153,500 warrants. The Company raised a total of $6,508,248 through the issuance of 4,338,832 total shares of Series A preferred stock in the two offering.

For every two Series A preferred shares purchased, the stockholder received one warrant (which shall expire three years after the date of execution of the subscription agreement) to purchase one share of common stock at an exercise price of $3.00 per share (the "Preferred Stock Warrants"). The Preferred Stock Warrants shall become exercisable in the same increments and on the same dates that the conversion rights with respect to the shares to which they are attached become vested, as described below. As of December 31, 1997, a total of 1,441,116 warrants had been issued. No warrants were exercised in 1997.

The Company has allocated the equity raised between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company has allocated approximately $2,868,000 to the preferred stock and $3,640,000 to the warrants for the entire proceeds received under Series A through closing at July 31, 1998. As of December 31, 1997, the allocation amounted to $2,725,607 and $1,581,337 for the preferred stock and warrants, respectively.

Series A preferred stockholders have the right to convert each share into one share of common stock as follows: a) 25 percent of the shares 90 days following the date the shares were issued (the initial conversion date) and b) 25 percent of the shares at the end of each of the three consecutive 90-day periods following the initial conversion date. No conversion of Series A preferred stock to common stock was made in 1997.

Six months after the date of issuance of the Series A preferred shares, the Company shall have the option to require the preferred stockholder to convert each of such shares into one share of common stock. Upon such conversion, all of the Preferred Stock Warrants attached to such shares shall become fully exercisable.

Each Series A preferred stockholder is entitled to receive quarterly dividends on the last day of March, June, September and December in an amount equal to 8 percent per annum of the stated value of the Preferred stock. Dividends totaling $113,985 were paid in 1997. Additionally, the Company has recognized dividends payable totaling $135,931.

On the date of issuance of some of the Series A preferred stock, the purchase price of the shares was less than the quoted market price of the Company's common stock. Accordingly, the intrinsic value of this beneficial conversion feature (approximately $1,529,000) is being accreted to preferred stock over the conversion rights period. Accretion of the beneficial conversion feature as of December 31, 1997, totaled $1,380,000 and is reflected as an increase in the carrying value of the preferred stock and a dividend charge against retained earnings. Subsequent to year-end, additional shares of Series A preferred stock were issued. The intrinsic value of the beneficial conversion feature for those shares was approximately $6,100,000.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A preferred stock will be entitled to be paid, before any distribution or payment is made in respect of any Common Stock as to distribution on liquidation, dissolution or winding up, an amount in cash equal to the aggregate Stated Value ($1.50 per share) of all shares outstanding plus all accrued but unpaid dividends.

Under the terms of the Placement Agent Agreement related to Series A, the Placement Agent is entitled to (1) a Placement Fee based on a percentage of capital raised, (2) options to purchase common stock of the Company and (3) five percent of the proceeds related to exercise of warrants issued with the Series A preferred shares. The total fees earned and the value of the options granted through the closing at July 31, 1998, amounted to $5,661,320. In accordance with the Placement Agent Agreement, on March 6, 1997, the placement agent was granted 2,800,000 options to purchase common stock of the Company at $.3125 per share. On December 12, 1997, these options were canceled and the Company granted the placement agent 2,800,000 new options, for which the placement agent could exchange each option for .85 share of the

Company's stock upon registration. The Company calculated the fair value of the options granted on March 6, 1997, to be $4,256,000. On December 12, 1997, the Company valued the new options to be $4,902,800. The Company has recognized the value of the new options and the percentage fee earned by the placement agent and recorded this amount, which totaled $5,410,057 for the year ended December 31, 1997, as stock issuance cost, which is reflected as a reduction of additional paid-in capital. In addition, if all warrants issued in the Series A offering are exercised, the placement agent's 5 percent fee would increase by approximately $325,000.

SERIES B

In April 1998, the Company created a Series B issue of Preferred Stock, which it offered in a Regulation D Private Placement. The Company offered 3,000 shares of the 10,000,000 authorized shares of Preferred Stock at a purchase price of $1,000 per share. Each share had a stated value of $1,000 and no par value. Series B closed on May 28, 1998. The Company issued all 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company. (See Note 9 related to the placement agent fee.) The Series B Preferred Stock will not pay dividends and is nonvoting stock.

Each share of Series B Preferred Stock shall be convertible into shares of the Company's common stock based upon a Conversion Formula, as defined in the Offering agreement.

In conjunction with the offering, 500,000 warrants were issued to the Series B shareholders proportionate to each investor's number of shares purchased to the total shares offered. Each warrant entitles the holder to purchase shares of the Company's common stock at a price 110 percent of the closing bid price as of the closing of the Series B offering. The exercise price is $4.34. The exercise price and number of shares to be purchased may be adjusted from time to time based on computations included in the warrant agreement. Such warrants are exercisable for three years after closing of the Series B offering.

The Company has allocated the equity raised between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company will allocate approximately $955,000 to the preferred stock and $2,045,000 to the warrants.

Each holder of Series B Preferred Stock will have the right to convert their shares as follows: a) 50 percent of the shares on the effective date of registration ("Conversion Date") at the Conversion Price (lesser of (i) 25 percent off the five-day average Closing Bid Price for the Company's common stock immediately before conversion or (ii) 100 percent of Closing Bid Price for the Company's common stock on the date of closing, but not less than $.50 per share of the Company's common stock) and b) 50 percent of the shares on the 45/th/ day after the effective date of registration at the

Conversion Price. The holder shall be entitled to an additional discount privilege equal to one percent (1%) per month, or fraction of a month, from the time of closing until the Conversion Date for any conversion thirty (30) days after the Conversion Date and one-half percent (2%) per month or fraction of a month for any conversions thereafter ("Additional Discount"). All shares outstanding on May 1, 2001, will be automatically converted into common stock in accordance with the Conversion Formula, at the Conversion Price.

The Company will have the right, in its sole discretion, to redeem in whole or in part any shares of Series B Preferred Stock submitted for conversion. The redemption price per share of common stock after conversion of the Series B Preferred Stock shall be calculated as 133 percent of the face value plus any accrued Additional Discount.

On the date of issuance of the Series B preferred stock, the conversion price of certain of the Series B preferred stock was less than the quoted market price of the Company's common stock. Accordingly, had the shares been converted as of the issuance date, the intrinsic value of this beneficial conversion feature would have been approximately $1,288,000. The eventual accretion of the intrinsic value of the beneficial conversion feature will be recorded as an increase in the carrying value of the preferred stock and a dividend charge to retained earnings over the conversion rights period.

In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary (a "Liquidation"), the holders of shares of the Series B Preferred Stock then issued and outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Common Stock or upon any other series of Preferred Stock of the Company with a liquidation preference subordinate to the liquidation preference of the Series A Preferred Stock. The amount of the pay-out will be an amount per share equal to the Stated Value.

The Series B preferred stock subscription agreements contain a "put" provision for common stock which allows the Company to raise an additional $3,000,000.
The provision specifies that 75 days after the effective date of the registration of additional common shares to be used under this provision, the Company may sell common stock (the "Put Stock") to the Series B subscribers.
The price of the Put Stock is determined by taking the lower of (1) 80 percent of the lowest closing bid price for the previous 20 trading days prior to funding or (2) 80 percent of the closing bid price on the day of funding. The minimum draw is $250,000 and the maximum draw is $750,000. If the price of the Company's common stock for the 20 trading days prior to the funding is less than $1.25 and the average trading volume is less than $300,000 per day for the previous 20 trading days, the Series B shareholders have the option not to fund the requested draw. These minimums increase as the amount of the funds requested by the Company increase from $250,000 to $750,000.

On the date of issuance of the Series B Preferred Stock with the put provision, the conversion price under the put provision was less than the quoted market price of the Company's common stock. Accordingly, had the put provision been exercised at the date of issuance of the Series B Preferred Stock, the intrinsic value of the beneficial conversion feature would have been approximately $483,000. The put provision will be recorded as an offsetting charge to shareholders' equity. The stock put rights will be amortized over the period of the put provision with an offsetting charge to retained earnings. The accretion of the intrinsic value of the beneficial conversion feature will be recorded ratably over the term of the put contract (two years from execution of the subscription agreement) based on the earliest dates the Company may put its shares.

SERIES C

In August 1998, the Company created a Series C issue of Preferred Stock. The Company offered 4,000 shares of the 10,000,000 authorized shares of Preferred Stock at a purchase price of $1,000 and no par value. As of September 1, 1998, the Company had issued 3,000 out of the 4,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company (see Note 9 for discussion of placement agent fee). The Company expects to place the remaining 1,000 shares in the near term. The Series C preferred stock will not pay dividends and is nonvoting stock.

In conjunction with the offering, 660,000 warrants will be issued to the Series C shareholders proportionate to each investor's number of shares purchased to the total shares offered. Each warrant entitles the holder to purchase shares of the Company's common stock at a price of $4.34. The exercise price and number of shares to be purchased may be adjusted from time to time based on computations included in the warrant agreement. Such warrants are exercisable for three years after closing of the Series C offering.

The Company has allocated the equity raised between the preferred stock and the related warrants. Based on the valuation of each on the date of issuance, the Company will allocate $1,802,000 to the preferred stock and $1,198,000 to the warrants.

Fifty percent of each share of Series C Preferred Stock shall be convertible on the earlier of the effective date of registration of the Company's common stock ("Conversion Date") or one-hundred and twenty (120) days from the closing of the Series C Preferred Stock, the remaining fifty percent shall be convertible on the earlier of the forty-fifth day after the effective date of registration or one-hundred and sixty-five (165) from the closing of the Series C Preferred Stock. The Conversion Price will be either the discounted price (twenty-five percent off of the five-day closing bid price) or $3.94, whichever is less. However, in no event shall the conversion price be less than $1.875 per share. In the event the stock is trading below $1.875, the floor price will be adjusted to the lowest closing bid price for the Company's common stock during such five-day period from which the holder shall be entitled to an additional discount. The holder shall be entitled to an additional discount privilege equal to one percent (1%) per month, or fraction of a month, from the time of closing until the Conversion Date for any conversion thirty (30) days after the Conversion Date and one-half percent (2%) per month or fraction of a month for any conversions thereafter ("Additional Discount"). All shares outstanding on June 1, 2001, will be automatically converted into Common Stock on such date in accordance with the Conversion Formula and the Conversion Price then in effect.

The Company shall have the right in its sole discretion, to redeem, prior to receipt of the Notice of Conversion, in whole or in part any shares of Series C Preferred Stock. The redemption price per share of common stock after conversion of the Series C Preferred Stock shall be calculated as 133 percent of the face value plus any unpaid penalty should the Company not effect the date of registration 150 days from Closing. The Company shall not have a redemption privilege if the common stock is trading above $3.50 per share unless the Holder agrees in writing to allow the Company to redeem such shares.

On the date of issuance of the Series C preferred stock, the conversion price of certain of the Series C preferred stock was less than the quoted market price of the Company's common stock. Accordingly, had the shares been converted as of the issuance date, the intrinsic value of this beneficial conversion feature would have been approximately $263,000. The eventual accretion of the intrinsic value of the beneficial conversion feature will be measured at the date of conversion and will be recorded as an increase in the carrying value of the preferred stock and a dividend charge to retained earnings over the conversion rights period.

In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary (a "Liquidation"), the holders of shares of the Series C Preferred Stock then issued and outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Common Stock or upon any other series of Preferred Stock of the Company with a liquidation preference subordinate to the liquidation preferences of the Series A and B Preferred Stock. The amount of the pay-out will be an amount per share equal to the Stated Value.

7.  INCOME TAXES:

The components of the provision for income taxes for the years ended December 31, 1995, 1996, and 1997, are as follows:

                                 1995              1996              1997
                                 ----              ----              ----
     CURRENT TAXES:
          Federal            $  (818,086)      $(1,739,575)      $(1,355,932)
          State                 (144,368)         (306,984)         (233,658)
                             -----------       -----------       -----------
                                (962,454)       (2,406,559)       (1,589,590)
                             -----------       -----------       -----------
     Deferred taxes:
          Federal                (61,852)         (993,316)         (458,860)
          State                  (10,915)         (175,625)          (79,118)
                             -----------       -----------       -----------
                                 (72,767)       (1,168,941)         (537,978)
                             -----------       -----------       -----------
     Income tax benefit       (1,035,221)       (3,215,500)       (2,127,568)
     Increase in valuation
       allowance               1,035,221         3,215,500         2,127,568
                             -----------       -----------       -----------
     Income tax provision    $         -       $         -       $         -
                             ===========       ===========       ===========

Components of the Company's deferred tax assets as of December 31, 1996 and 1997, are as follows:

                                                     1996               1997
                                                     ----               ----
     Deferred tax assets:
          Net operating loss carryforwards       $ 3,374,800        $ 4,964,390
          Compensation related to granting of
            stock options                          1,170,800          1,708,778
                                                 -----------        -----------
               Total deferred tax assets           4,545,600          6,673,168
     Valuation allowance                          (4,545,600)        (6,673,168)
                                                 -----------        -----------
               Net deferred tax assets           $         -        $         -
                                                 ===========        ===========

Because of the uncertainty associated with future realization of the deferred tax assets, the deferred tax asset has been offset in total by a valuation allowance.

The Company has net operating loss ("NOL") carryforwards for federal tax return purposes that may be offset against future taxable income. If not used, the carryforwards will expire as follows. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership.

                                                         OPERATING
                                                          LOSSES
                                                        -----------
2009                                                    $ 1,076,200
2010                                                      2,249,000
2011                                                      5,111,700
2012                                                      3,988,032
                                                        -----------
                                                        $12,424,932
                                                        ===========

Reconciliation of the statutory federal rate to the effective rates were as follows:

                                                                    1995           1996              1997
                                                                   ------         ------            ------
U.S. federal statutory income tax rate                              34.00%         34.00%            34.00%
State income taxes, net of federal tax benefit                       4.71           4.71              2.38
Amortization of intangibles assets                                      -              -              2.48
Valuation allowance                                                (38.71)        (38.71)           (38.86)
                                                                   ------         ------            ------
                                                                        -%             -%                -%
                                                                   ======         ======            ======

8.   LEASES:

The Company has entered into several operating leases for office space and equipment that are to expire at certain times through 2002. Additionally, the Company has certain capital lease obligations for office equipment. As of December 31, 1997, the Company had the following minimum lease payments:

  YEAR
 ENDING
DECEMBER 31
-----------
1998                                                       $152,003
1999                                                         15,997
2000                                                         15,225
2001                                                          7,718
2002                                                          5,846
                                                           --------
Total Minimum Lease Payments                               $196,789
                                                           ========

Included in the above are lease payments being made by the Company on behalf of the former lessee. Management is in the process of assuming the lease. Total rent expense was $8,400, $47,672, and $62,844 for the years ended December 31,

1995, 1996, and 1997, respectively. The amount of related party rent expense was $8,400, $11,400, and $0 for the years ended December 31, 1995, 1996, and 1997, respectively.

9.  COMMITMENTS AND CONTINGENCIES:

EMPLOYMENT AGREEMENTS

Through December 31, 1995, the Company had entered into separate employment agreements with four of its officers. The agreements for the four officers were to expire November 11, 1997, and automatically renew for an additional one-year period unless the Company or the employees notified the other party not less than 120 days prior to the expiration of the agreement of the Company's or the employees' intent to let the agreement expire. One of the officers resigned on January 8, 1997, but the remaining terms and conditions of his employment agreement remained in full force as they related to his continuing obligations (i.e., noncompete agreement) to the Company. The agreements for two of the officers were terminated by the Board of Directors effective March 15, 1997.

During 1996, the Company entered into separate employment agreements with three of its officers and one employee. All agreements expire in 1998 and do not automatically renew. The agreements for two of the officers were terminated August 6, 1996, and January 27, 1997, respectively.

All of the above agreements included the granting of stock options to purchase common stock. (See Note 10.)

PLACEMENT AGENT FEE

SERIES B

Under the terms of the Placement Agent Agreement related to the issuance of Series B Preferred Stock (Note 6), the Placement Agent was paid fees equal to 11 percent of the funded amount of $3 million or $330,000 for the placement of the 3,000 shares of Series B Preferred Stock, 50,000 shares of common stock of the Company, valued at approximately $200,000 as of the closing date, for establishing the Put Equity Line of Credit and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series B Preferred Stock investors' warrants, valued at approximately $815,000 as of the closing date. In addition, as the Company, at its sole discretion, utilizes the Put Equity Line of Credit, the Placement Agent will receive a fee of 8 percent of the cash actually invested at each funding. If the entire Line of Credit is used, the Placement Agent would earn an additional $240,000.

SERIES C

Under the terms of the Placement Agent Agreement related to the issuance of Series C Preferred Stock (Note 6), the Placement Agent was paid fees equal to 11 percent of the funded amount of $3 million or $330,000 for the placement of the 3,000 shares of Series C Preferred Stock, and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series C Preferred Stock investors' warrants, valued at approximately $690,000 as of September 1, 1998, (Series C has not closed).

LITIGATION

In December 1994, a former officer and director filed suit against the Company, claiming damages for breach of fiduciary duty, breach of oral agreement, interference with contractual relations, conspiracy, restitution, and fraud. On April 4, 1995, the Company had filed a counterclaim against the plaintiff for fraud, breach of fiduciary duty, declaratory relief, recession, intentional and negligent interference with prospective advantage and money loaned. On December 17, 1996, the Court entered summary judgment against the plaintiff on all claims against the Company. On February 5, 1997, all claims were dismissed and final judgment was entered. On February 11, 1997, the plaintiff filed a notice of appeal. On February 3, 1998, the Company and the plaintiff agreed to a settlement in which plaintiff would receive a certain number of the Company's common shares. The Company has recognized a liability of $178,500, as of December 31, 1997, related to the settlement. The liability is included in due to former officers and shareholders on the accompanying balance sheet.

The Company filed a lawsuit against three individuals formerly associated with the Company for misappropriation of trade secrets, conversion and breach of fiduciary duty. The defendants filed counterclaims against the Company alleging intentional interference with economic advantage, intentional interference with contractual relations and unfair competition arising out of the same set of occurrences. On July 26, 1996, the Company filed a motion for a preliminary injunction. On December 4, 1996, the District Court granted the Company's motion and issued a preliminary injunction against the defendants. The injunction was conditioned upon the Company's posting a bond in the amount of $1 million. The Company did not post the bond and the injunction was dissolved. Prior to December 31, 1997, the case was settled in conjunction with another related case. See the following paragraph for a discussion of the settlement.

On December 20, 1996, a lawsuit was filed against the Company by one of the individuals discussed above and another individual formerly associated with the Company. The complaint alleges multiple claims including breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, wrongful termination and conversion, all arising out of the plaintiffs' employment with the Company. On March 25, 1997, the Company filed a counterclaim for misappropriation of trade secrets, conversion, and breach of fiduciary duty. On June 25, 1997, the Company and the plaintiffs agreed to a settlement in which the Company would pay cash and provide options to purchase shares of registered Company common stock. Currently, the Company is unable to comply with the requirement because the Company does not have a registration statement on file with the SEC. The court has requested continual updates regarding the Company's efforts to comply. The Company has recognized a liability of $698,000 related to the settlement of this case. The liability is included in due to former officers and shareholders in the accompanying balance sheet.

In June 1996, a former Director and Officer filed a Complaint against the Company, in which he requested the Court to declare that he could sell 220,000 shares of the Company's common stock standing in his name. The Company also filed a complaint against the former officer and director in which it asserted claims for breach of fiduciary duty, breach of a certain Employment Agreement, accounting as to a certain Severance Agreement, declaratory relief, fraud, and conspiracy to defraud. In the declaratory relief claim, the Company alleged that former Director and Officer is required, pursuant to a certain Reverse Stock Split Agreement, to return all of his issued and outstanding shares of the Company so that new certificates equal to one-half the shares presently standing in his name can be issued to him, the remaining shares to be retained by the Company. In September 1997, the former Director and Officer filed a counterclaim against the Company asserting claims for partial recission of the Severance Agreement, breach of the Severance Agreement, recission of a certain Lock-Up Agreement, or in the alternative, breach of the Lock-Up Agreement, and tortuous interference with economic advantage. An unfavorable outcome against the Company would not require the former officer and director to return his shares under the Reverse Stock Split Agreement. Additionally, the Company would be required to pay a maximum of $300,000 under the Severance Agreement among the former officer and director, and an individual claiming existence of an employment and/or consulting arrangement. Currently, the Company has accrued $203,522 related to this matter as due to former officer on the accompanying balance sheet.

In November 1997, the individual claiming the existence of an employment and/or consulting agreement filed a complaint against the Company claiming recission for breach of a Severance Agreement, or in the alternative, breach of Severance Agreement. The settlement of this case would fall within the Severance settlement in the above case.

On September 1, 1998, a settlement agreement for all outstanding claims and obligations was reached between the Company and the former officer/director and the individual claiming existence of an employment and/or consulting agreement. Under the terms of the settlement agreement, 350,000 shares of the Company's common stock, previously transferred by the former officer/director to the individual claiming existence of an employment and/or consulting agreement can remain with the individual. The former officer/director will then return his remaining shares of the Company's common stock, which will be approximately 1,400,000 shares (after the aforementioned transfer), and the Company will reissue him 350,000 shares of its common stock. The settlement also provides that the individual claiming existence of an employment and/or consulting agreement has the option to purchase the Company's former ED and UITI technologies for $50,000.

On June 28, 1998, the Company and CBS Corporation agreed to a settlement for amounts past due, owed to CBS by Skysite. Under the settlement, the Company was required to pay CBS $430,000. The Company has made payment and CBS has released all of its prior claims and security interests against the Company. The Company has fully recognized this settlement in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

On July 27, 1998, a former employee and consultant of the Company filed a complaint against the Company for breach of an employment contract related to his employment termination. The plaintiff has requested unpaid wages and severance totaling $100,000, the value of 100,000 stock options, which the former employee believes he is entitled, punitive damages (to be proven at the time of trial), and related interest. Management believes that the plaintiff was terminated for just cause and fully compensated under his employment agreement. Given the early stage of the case, it is not possible to determine the likelihood of an unfavorable outcome on this matter. Therefore, the Company has not included an accrual for any possible loss in the accompanying financial statements.

On August 14, 1998, the Company received correspondence from the legal counsel of Intelligent Decision Systems, Inc. (see Note 12), alleging breach of certain terms of a Technology Licensing Agreement, between Intelligent Decisions Systems and the Company. Intelligent Decision Systems is requesting return of the consideration previously paid as the initial license fee, amounting to $968,750, plus interest from February 1995. Management intends to vigorously defend the case. Due to the recent delivery of the notice, the likelihood of an unfavorable outcome cannot be determined at this time; therefore no accrual has been included in the accompanying financial statements.

SUPPLIER AGREEMENT

Skysite is subject to a "take-or-pay" provision pursuant to an agreement with a supplier of private network satellite products and services. Under this agreement, Skysite has made payments totaling $418,593. Effective January 1, 1998, the Company executed a new agreement with the Company requiring it to make future minimum purchases from the supplier as follows (assuming no cancellation of the agreement under termination provisions described below).

YEAR ENDING
DECEMBER 31,                                    AMOUNT
------------                                  ----------
    1998                                      $  252,000
    1999                                         572,000
    2000                                         892,000
    2001                                       1,212,000
    2002                                       1,532,000
    2003                                       1,852,000
    2004                                       2,172,000
    2005                                       1,206,000
                                              ----------
            Total                             $9,690,000
                                              ==========

Satisfaction of annual commitments are evaluated quarterly, beginning with a minimum commitment of $33,000 in the first quarter of 1998 plus increases in subsequent quarterly commitments of $20,000 each. Notwithstanding the above provision, the Company may terminate its agreement with the supplier upon 90 days written notice, in which case the Company is required to pay a termination fee equal to 30 percent of the remaining unpaid balance as of the date of cancellation.

10.   STOCK OPTIONS:

The following table summarizes stock option activity under the Company's various stock option arrangements.


                                                                                    EXERCISE                   WEIGHTED
                                                               OPTIONS             PRICE PER                    AVERAGE
                                                             OUTSTANDING             SHARE                  EXERCISE PRICE
                                                             -----------         --------------             --------------
Balance, December 31, 1994                                     1,002,400         $        0.625               $    0.625
  Granted                                                      1,165,200                  0.625                    0.625
  Exercised                                                            -                      -                        -
  Cancelled/Expired                                                    -                      -                        -
                                                             -----------         --------------               ----------
Balance, December 31, 1995                                     2,167,600                  0.625                    0.625
  Granted                                                      1,145,000                  0.625                    0.625
  Granted (immediately exercisable)                               75,000             10.5625-11                    10.71
  Exercised                                                     (400,000)                 0.625                    0.625
  Cancelled/Expired                                                    -                      -                        -
                                                             -----------         --------------               ----------
Balance, December 31, 1996                                     2,987,600               0.625-11                    0.878
  Granted                                                      2,860,000                 0-0.88                     0.15
  Granted (immediately exercisable)                              568,000          0.3125-2.6250                   0.9146
  Exercised                                                            -                      -                        -
  Cancelled/Expired                                             (400,000)                     -                    0.625
                                                             -----------         --------------               ----------
Balance, December 31, 1997                                     6,015,600         $         0-11               $     0.51
                                                             ===========         ==============               ==========

The following table summarizes the status of options outstanding as of December 31, 1997.

                                                           WEIGHTED
                                                           AVERAGE
                                                          REMAINING
                                                         CONTRACTUAL           NUMBER
        EXERCISE PRICE              NUMBER                  LIFE             EXERCISABLE
       ---------------             ---------             -----------         -----------
                 $0.00             2,380,000                  2.2                      -
                0.3125               264,000                  4.1                264,000
                 0.500               120,000                  4.3                120,000
                 0.625             2,562,600                  4.4              2,562,600
       0.8733 - 0.9688               240,000                  4.6                120,000
        01.000 - 2.625               374,000                  3.3                374,000
         10.563 - 11.0                75,000                  3.3                 75,000
       ---------------             ---------                  ---              ---------
             $0 - 11.0             6,015,600                  3.4              3,515,600
       ===============             =========                  ===              =========

In September 1995, the Company adopted a stock option plan that reserved a total of 2,400,000 shares of authorized, but unissued shares of common stock (the "1995 Plan"). Options under the 1995 Plan may be granted to employees and/or parties who render services to the Company. The final date on which options could be granted was September 30, 1996. All options will expire on June 30, 2001 if not previously exercised. During 1995, 725,200 options were granted to employees and officers under the 1995 Plan at an exercise price of $0.625 per share. No options under the 1995 Plan have been exercised.

In addition, during September 1995, 440,000 stock options were granted to parties under various settlement agreements at an exercise price of $0.625 per share. These options expire in September 2000. No options have been exercised.

In January 1996, the Company granted options to purchase 170,000 shares of common stock to various individuals at an exercise price of $0.625 per share under the 1995 Plan. All options expire October 1, 2000. No options have been exercised.

In March 1996, the Company granted 400,000 options for services rendered in connection with fund raising activities to an investment advisor. These options were exercised in 1996.

In May 1996 and September 1996, the Company, pursuant to employment agreements, granted options to purchase 575,000 shares of common stock at an exercise price of $0.625 per share. These options were issued to three officers and an employee of the Company. Options to purchase 100,000 shares of the common stock were immediately vested with the balance of the options vesting over a two-year period. These options expire at various dates through September 2001. At the May 1997 Board meeting, the Company elected to cancel 350,000 of these options that had not vested as of December 31, 1996. These employees were incorporated into the new employee stock option plan effective January 1, 1997.

Effective May 6, 1996, the Company established a nonemployee directors' stock option plan (the "Director Plan") whereby each person who is elected as a director and constitutes an eligible participant shall be granted an option to purchase 25,000 shares of common stock on the effective date of his/her becoming an eligible participant. Each person who is subsequently re-elected to a second and third term will be granted an option to purchase an additional 25,000 and 50,000 shares, respectively. The exercise price per share for all options granted under the Director Plan will be equal to the market price of the common stock as of the date of grant. The term of each option is for a period of five years from the date of grant. During 1996, three directors were elected with each receiving 25,000 options. Effective March 15, 1997, the Board of Directors amended the plan, entitling each outside director to receive 40,000 options quarterly which will vest on the following dates: March 15, 1997; June 15, 1997; September 15, 1997; December 15, 1997; and March 15, 1998. The exercise price of each option will be the average bid price for the 90 days immediately preceding the vesting. The difference between the exercise price and the fair value of the stock as of the date of issuance represents deferred compensation which the Company will recognize on the date the options vest. If a director should resign, options will be awarded according to the above schedule through the closing date of the quarter in which he/she submits the resignation. The Company reserved 300,000 shares of authorized, but unissued shares of common stock for this plan.

Effective March 14, 1997, the Board of Directors asked that the two employees of the Company vacate their Employee Agreements and continue to work for the Company under the new Employee Stock Option Plan. Under the new plan, any and all employees' in previous agreements will have their options pro-rated through December 31, 1996. All full-time employees of record on January 1, 1997, will be covered by the new Employee Stock Option Plan. Every full-time employee on record will be granted 25,000 options on the first trading day of each calendar quarter. Each option is vested as it is granted and the exercise price of each option will be $.3125. As a result of implementation of the new plan and the change in the options to be given, the Company has canceled the unvested options by reducing deferred compensation and additional paid-in capital, and valued the new options based upon the current exercise price and market value.

During 1997, the Company granted 1,045,000 options to employees and nonemployee directors. These options were issued under various arrangements with different terms for the exercise price and vesting periods. No options have been exercised.

On February 21, 1998, the Board adopted the 1998 stock option plan which went into effect on January 1, 1998. The number of shares increased to 6,000,000. Officers, other key employees, directors, and advisors of the Company who contribute to the growth of the Company shall be eligible for the Plan. Both the option term and price are to be determined at the date of grant.

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options is generally equal to the fair value of the underlying stock at the date of grant, no compensation expense is recognized. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS No. 123 for expense recognition purposes.

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted-average fair value of options granted during the years ended December 31, 1995, 1996, and 1997, was $0.63, $10.14, and $1.26, respectively. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1995             1996             1997
                                               ----             ----             ----
Expected life (in years)                          3                3                3
Risk-free interest rate                         6.5%             6.5%             6.1%
Volatility factor                              20.0%            20.0%             150%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics, which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                                        DECEMBER 31,
-----------------------------------------------------------------------------------------------------
                                                          1995              1996             1997
                                                      -----------       -----------       -----------
Net loss available to common stockholders:
  As reported                                         $(2,588,053)      $(8,056,918)      $(7,104,867)
  Pro forma                                            (2,758,053)       (8,236,918)       (7,493,351)
Net loss per common share:
  As reported                                         $     (0.15)      $     (0.37)      $     (0.34)
  Pro forma                                                 (0.16)            (0.38)            (0.36)

Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

11.  LICENSE FEE INCOME:

In January 1995, the Company entered into a license agreement with Digital Sciences, Inc. to license its "ED" technology and services, and received an initial license fee paid in the form of 250,000 shares of Digital Sciences, Inc. common stock with a fair value of $629,688. The Company recognized this stock receipt as income during 1995 as management believed that all of the requirements of the Company under the agreement were completed during the year. In addition, Digital Sciences, Inc. will pay a license fee based on a percentage of gross revenue derived from the use of the ED technology and services. The Company did not receive any such license fees in 1996 and 1997.

As a result of various mergers and acquisitions, the Company's shares in Digital Science, Inc. were converted to shares in Intelligent Decision Systems, Inc. ("IDSI"). In November 1996, the Company agreed to transfer all of its shares of IDSI stock to a stockholder in exchange for the cancellation of a loan of $500,000 made by such stockholder to the Company in October 1996. The Company recognized a loss of $129,688 on this transfer.

12.  LICENSE FEE EXPENSE:

In 1994, as part of an agreement with NTN Communications, Inc. (NTN), the Company incurred and expensed a license fee of $250,000. Of this fee, $200,000 was paid in 1994. The remaining $50,000 has not been paid and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The initial term of the agreement expires December 13, 2001. Unless terminated, the agreement will be extended for a period of seven years. The Company has a nonexclusive worldwide license to promote, market and develop an online computer service, which was to be provided by NTN, for use with the Company's now abandoned product. The technology of the computer service provides two-way interactive computerized games that are broadcast to multiple locations, can be played by multiple participants at each location and allow the retrieval and processing of data entered by the participants. The Company is required to pay usage royalties as defined in the agreement. The Company has not used the NTN online computer service and has not paid any royalties to NTN. The Company has abandoned this product and does not intend to use the NTN service in the future.

In January 1996, the Company finalized an agreement with a technology company, for a nonexclusive, nontransferable license to its computer operating system technology. The initial term of the agreement expires December 26, 1998. Unless terminated, in accordance with the terms of the agreement, the agreement is to be renewable for subsequent three-year periods at the licensee's option. The Company is required to pay usage royalties as defined in the agreement. To date no usage royalties have been paid by the Company. Under the terms of the agreement, the Company is required to pay a minimum royalty of $900,000 to the licensor or its successors. In January 1996, the Company paid an initial royalty deposit of $450,000 to the licensor, and recognized this payment as research and development expense. The Company also recorded an additional liability in the amount of $450,000 for the unpaid portion of the minimum royalty.

13.  SIGNIFICANT CUSTOMERS/SUPPLIERS:

A significant portion of the Company's net revenues is derived from a limited number of customers. From August 26, 1997, to December 31, 1997, approximately 11 percent of this Company's total net revenue was derived from the Royal Bahamas Police Force.

In addition, the Company purchases its supplies from three suppliers -- Westinghouse Electric, AMSC, and Mitsubishi Electronics America.

14.  RELATED-PARTY TRANSACTIONS:

During 1995 and 1996, the Company made advances to stockholders of $57,908 and $116,478, respectively. The 1995 amount, which was originally intended to be recovered, was forgiven during the year in which it was advanced and accounted for as compensation expense in 1995.

15.  SUBSEQUENT EVENTS:

In April and August 1998, the Company made loans totaling $510,000 to a target company in a potential acquisition. On May 6, 1998, the Company signed a letter of intent to acquire the target company and certain other companies. Subsequently, the Company and the target companies mutually rescinded their letter of intent, and have agreed to renegotiate and restructure the proposed acquisition.

On July 2, 1998, the Company settled two outstanding cases with two former officers and directors. Under the terms of the settlement, the plaintiffs would return to the Company outstanding common shares totaling 872,000 and the Company will cancel 450,800 of options previously issued to the plaintiffs. The Company would then release the restrictions associated with the remaining shares held by the two parties. However, the two parties have agreed to specific terms (i.e. timing) under which the shares can be sold and the options exercised. Additionally, one of the plaintiffs has released the Company from any further payments related to a note payable of $105,000 and accrued interest of $12,701 owed by the Company to the plaintiff as of December 31, 1997 (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DECLINATION/RESIGNATION OF BLACKMAN KALLICK BARTELSTEIN, LLP.

     The Company's former independent public accountants, Blackman Kallick Bartelstein, LLP ("BKB"), declined to stand for re-election as the Company's auditors for the fiscal year ended December 31, 1997.

     The declination/resignation of BKB was effected by letter dated September 24, 1997.

     BKB's Report to the Company for the fiscal year ended December 31, 1996 was qualified with respect to the Company's ability to continue as a going concern. BKB's report stated that the Company's financial statements had been prepared assuming that it would continue as a going concern; that the Company continues to be a development stage enterprise and to date has not generated any revenues from product sales or positive cash flows from operations; that the ultimate success of the Company is dependent upon its ability to complete the development of its products and technology and to successfully introduce its products to the consumer marketplace; and that the Company must also be able to raise significant additional capital in debt or equity markets for both the introduction and development of products and also to sustain the day-to-day operations of the company. BKB concluded that these factors raised substantial doubt about the Company's ability to continue as a going concern.

     The decision to change accountants was not recommended or approved by the Company's Board of Directors or Audit Committee, although the Board understood that since the Company had moved its operations to California, it was not feasible to continue to have its books audited by a small, Chicago, Illinois based accounting firm and therefore understood that BKB would probably voluntarily resign or decline to stand for re-election as the Company's auditors.

     During the two most recent fiscal years, namely the fiscal years ended December 31, 1996, and December 31, 1997, and the subsequent interim periods preceding the decision of BKB to decline to stand for re-election as the Company's auditors, there were no disagreements with BKB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ENGAGEMENT/RESIGNATION OF ARTHUR ANDERSEN

     On April 1, 1998, the Company engaged Arthur Andersen LLP as the Company's principal accountants to audit the Company's and its subsidiaries financial statements for the fiscal year ended December 31, 1997. On September 30, 1998, the Company's auditors, Arthur Andersen LLP, resigned as the Company's independent accountants. The change in accountant is a result of Arthur Andersen LLP's resignation and was not recommended or approved by the Company's Board of Directors, nor was such approval required in order to give effect to the resignation. The Company has not yet appointed a new independent accountant.

     Arthur Andersen LLP was engaged to perform an audit of the Company's and its subsidiary's 1997 consolidated financial statements and had issued an unqualified report, dated September 1, 1998, on the consolidated financial statements of the Company and its subsidiary as of and for the year ended December 31, 1997. That report, however, was not released by the Company, and on September 30, 1998, Arthur Andersen LLP withdrew the report. Arthur Andersen LLP's resignation and withdrawal were not related to the financial statements. Further, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or reportable events during such periods or through the interim period ended September 30, 1998 (date of resignation).

     Arthur Andersen LLP has advised the Company that at the time of its resignation, it was preparing to issue a management letter with comments and suggestions for consideration related to the Company's internal controls. This letter was to contain a reference to material weaknesses in the Company's internal controls over financial reporting for the year ended December 31, 1997. However, Arthur Andersen LLP had expanded the scope of its audit to take account of the weaknesses in internal control so as to be able to issue an unqualified report and its resignation and withdrawal of the report were unrelated to the Company's financial reporting for the year ended December 31, 1997. Management of the Company believes that it has begun to address the issues during 1998 with the employment of qualified personnel in financial reporting positions.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to each of the directors and executive officers of the Company as of October 6, 1998:

            NAME                AGE                        POSITION
           -----                ---                        --------
Robert Wussler ..............    61   Chairman of the Board, President and Chief
                                      Executive Officer of the Company and Director of
                                      Skysite
Edward Kopf .................    51   Executive Vice President, Secretary and Treasurer
                                      of the Company and Secretary of Skysite, Project
                                      77 and Insat
Charles Maynard .............    54   Chief Executive Officer of Skysite, Project 77
                                      and Insat
Philip Kernan ...............    48   President and Chief Financial Officer of Skysite,
                                      Project 77 and Insat
Lawrence Siegel .............    49   Director of the Company and Skysite
Thomas Glenndahl ............    51   Director of the Company and Skysite
Henrikas Iouchkiavitchious ..    63   Director of the Company and Skysite
A. Frans Heideman ...........    56   Director of the Company and Skysite

     ROBERT WUSSLER. Mr. Wussler has been Chairman of the Board since March 1997, a Director of the Company since May 1996 and President and Chief Executive
Officer of the Company since July 1998.   Mr. Wussler has been a Director of
Skysite since August 1997. From June 1995 to May 1998, Mr. Wussler was the President and Chief Executive Officer of Affiliate Enterprises, Inc., a television syndication company. Since February 1992, Mr. Wussler has been the President and Chief Executive Officer of the Wussler Group, a media consulting group. From 1989 to 1992, he was the President and Chief Executive Officer of COMSAT Video Enterprises, which was in the business of satellite delivery of entertainment to the U.S. lodging industry. Mr. Wussler is the former President of CBS Television, CBS Sports and the former Senior Executive Vice President of Turner Broadcasting System, Inc. Mr. Wussler is a member of the Board of Directors of the following public companies: EDnet, INC. (OTC - DNET); Nostalgia Network, Inc. (OTC - NNET); The Translation Group, Ltd. (OTC - THEO); and Beachport Entertainment Corporation (OTC -BPRT).

     EDWARD KOPF. Mr. Kopf has been the Executive Vice President, Secretary and Treasurer of the Company since July 1998. Prior to that, from January 1997 to May 1998, Mr. Kopf was an independent consultant and from July 1991 to August 1996, he was the President and Chief Operating Officer of American Political Network, an information company located in Alexandria, Virginia. Mr. Kopf was Vice President of Circuit Cities Stores, Inc. from 1982 to 1990.

     CHARLES MAYNARD. Mr. Maynard has been the Chief Executive Officer of Skysite since July 1997. Prior to joining Skysite, Mr. Maynard was the President and Chief Executive Officer of Cybernetics Services, Inc., a public media and satellite network company engaged in the creation and delivery of specialized programs and advertising to various markets. From 1995 to 1997, Mr. Maynard was the President and Chief Executive Officer of Progressive World Messaging, a company engaged in the marketing and delivery of wireless data text messaging, voice messaging, extended cordless telephone service and interactive video services. From 1992 to 1995, Mr. Maynard served on the Board of Directors of Source Media Inc. and from 1992 to 1994, he was the managing director of TeleDiffusion de France.

     PHILIP KERNAN. Mr. Kernan has been the President and Chief Financial Officer of Skysite since July 1997. Prior to joining Skysite, Mr. Kernan worked as a management consultant at Cybernetic Services, Inc. From May 1993 to January 1997, Mr. Kernan was a Vice President of David Werner International.

     LAWRENCE SIEGEL. Mr. Siegel has been a Director of the Company since March 1997. Mr. Siegel has been a director of Skysite since August 1997. From March 1997 to July 1998, Mr. Siegel was the President and Chief Executive Officer of the Company, and had performed such duties since January 1997 upon the resignation of William Buck. From January 1996 until January 1997, Mr. Siegel was an independent consultant. From November 1994 until December 1995, Mr. Siegel was the President of Yellow Pearl, Inc., a software company founded by him in 1994. From 1992 to 1994, Mr. Siegel was the President of T-HQ, Inc., a software company. From 1988 to 1992, he was the President of Atari Corporation.

     THOMAS GLENNDAHL. Mr. Glenndahl was elected to the Board of Directors in August 1996 and has been a director of Skysite since August 1997. He is the founder and, since 1982, has been the Chief Executive Officer of the Aspect Group, an international education group.

     HENRIKAS IOUCHKIAVITCHIOUS. Mr. Iouchkiavitchious has been a Director of the Company since February 1998. Since September 1990, Mr. Iouchkiavitchious has been an assistant director-general of UNESCO, a division of the United Nations.

     A. FRANS HEIDEMAN. Mr. Heideman has been a Director of the Company since February 1998. Since 1993, Mr. Heideman has been the President of New Dominion Capital Group, an investment banking firm. Mr. Heideman is a director of Pyrocap International Corporation (OTC - PYOC), a manufacturer of specialty products related to fire suppression and odor control and a director of Orion Technologies, Inc., a Calgary-based Company that provides professional internet services to businesses.

     The Bylaws of the Company require that the Board of Directors be comprised of not less than three nor more than nine members. There are currently five members of the Board of Directors and one vacancy. The Company did not hold an annual meeting of shareholders in 1997. The Company intends to hold its next annual meeting of shareholders in late 1998 or early 1999.

     As of March 1997, each non-employee Director received an option to purchase up to 40,000 shares of Common Stock, every quarter, with the options vesting on the 15th day of the month preceding the following quarter. The Company discontinued the grant of such quarterly options following those grants made in April 1998. The Company has granted 300,000 options pursuant to the terms of the 1996 Non-Employee Directors' Stock Option Plan, as amended (the "1996 Stock Option Plan") and 435,000 options pursuant to the terms of the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the "1998 Stock Option Plan"). None of the shares underlying any of the Company's stock option plans have been registered with the Securities and Exchange Commission. Furthermore, many of the option grants were not granted pursuant to a written plan. For the potential consequences of such option grants, see "Risk Factors--Risks Associated With Stock Option Grants." Non-employee members of the Board of Directors are entitled to a retainer fee of $6,000 per year, payable monthly, and $1,000 per meeting attended, as well as reasonable expenses incurred in attending such meetings. No family relationships exist between any of the Directors or executive officers of the Company or Skysite.

SECTION 16(A) COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and greater than ten percent shareholders of a registered class of the Company's equity securities to file reports of beneficial ownership and changes of beneficial ownership with the Securities and Exchange Commission.

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company by its officers, directors and greater than 10% shareholders, it appears that the following reports were not timely filed: Mr. Glenndahl (Form 3); Donald Gilbreath (Form 3); Roger Remillard (Form 3); William Buck (Form 3); Hugh Jencks (Form 3); Jerome Greenberg (Form 3); Mitchell Melamed (Form 3); Robert Reid (Form 3); Mr. Wussler (Form 3); and Mr. Siegel (Form 3).

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to compensation for fiscal years ended December 31, 1995, 1996 and 1997 paid to the Company's Chief Executive Officers (the "Named Executive Officers"). No other executive officers of the Company received compensation in excess of $100,000 during 1997.

                          SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                              ANNUAL COMPENSATION                   COMPENSATION
                                       --------------------------------     ---------------------------
                                                                             SECURITIES
                                                            OTHER ANNUAL     UNDERLYING          LTIP        ALL OTHER
         NAME AND                       SALARY    BONUS    COMPENSATION     OPTIONS/SARS       PAYOUTS     COMPENSATION
    PRINCIPAL POSITION        YEAR       ($)       ($)          ($)              (#)             ($)            ($)
--------------------------   -------   -------    -----    -------------    ------------       -------     ------------
Lawrence Siegel............. 1997(1)   250,288    ----             -----           -----         -----            -----
President and Chief
 Executive Officer
William Buck................ 1997(2)     -----    ----             -----           -----         -----            -----
President and Chief
 Executive Officer
                             1996       60,000    ----             -----           -----         -----            -----

                             1995       60,000    ----             -----           384,000       -----            -----

________________

(1) Upon the resignation of Mr. Buck, Mr. Siegel replaced him as interim President and Chief Executive Officer of the Company in January 1997, and in March 1997, Mr. Siegel was appointed to such positions until May 1998, when Mr. Wussler succeeded him.
(2) Mr. Buck resigned from his positions as Chief Executive Officer and President of the Company on January 8, 1997.

THE STOCK OPTION PLANS

     The Company has adopted three stock option plans, two of which, the 1996 Stock Option Plan and the 1998 Stock Option Plan, were adopted to provide a means of performance-based compensation in an effort to attract and retain qualified personnel. The Company can grant no further options pursuant to the terms of its third stock option plan.

     1996 Stock Option Plan

     Effective May 1996, the Board of Directors adopted the 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the grant of stock options to the non-employee Directors of the Company. The terms of the 1996 Stock Option Plan provide that the exercise price of any options granted shall be no less than the fair market value of the Common Stock at the time of grant. The exercise period for any options granted under the 1996 Stock Option Plan is five years.

     The 1996 Stock Option Plan authorizes the grant of options to purchase 300,000 shares of Common Stock and as of October 6, 1998, 300,000 shares underlying the options were available for issue upon the exercise of such options. Subject to anti-dilution provisions for a stock split, stock dividend, combination or exchange of shares, recapitalization or other change in the capital structure of the Company, corporate separation or division of the Company, sale by the Company of all or a substantial portion of its assets, reorganization, rights offering, a partial or complete liquidation, or any other similar corporate transaction, the Board of Directors may adjust the number of shares available for grant under the 1996 Stock Option Plan, the number of shares underlying outstanding options, the exercise price of outstanding options and any other characteristics the Board of Directors deems necessary or appropriate. In the event of a change in control, as defined in the 1996 Stock Option Plan, any options not currently exercisable will become exercisable immediately upon the occurrence of an event constituting a change in control. Unless previously terminated by the Board of Directors, no options may be granted under the 1996 Stock Option Plan after December 31, 2000.

     The exercise price of any option granted under the 1996 Stock Option Plan is payable in full (i) in cash, (ii) by surrender of shares of the Company's Common Stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased, (iii) by the delivery of cash or the extension of credit by a broker-dealer, (iv) by the delivery of a note executed by the optionholder, (v) by requesting that the Company withhold whole shares of Common Stock then issuable upon exercise of any option, (vi) by certifying ownership of shares to the Board of Directors for later delivery, or (vii) by any combination of the foregoing.

     The Board of Directors may from time to time revise or amend the 1996 Stock Option Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding Award without such participant's consent.

     The Company has granted options to purchase 300,000 shares of Common Stock at a per share exercise price ranging from approximately $0.50 to $10.87 per share, vesting within three months from the date of grant under the 1996 Stock Option Plan.

     1998 Stock Option Plan

     Effective January 1998, the Board of Directors adopted the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the "1998 Stock Option Plan"), which provides for the grant of qualified incentive stock options ("ISOs") that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), stock options not so qualified ("NQSOs"), deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights awards ("Awards"). The 1998 Stock Option Plan may be administered by a committee of directors appointed by the Board of Directors or by the Board (the "Administrator"). Subject to shareholder approval of the 1998 Stock Option Plan, ISOs may be granted to the officers and key employees of the Company, any of its subsidiaries or parent corporation. The exercise price for any option granted under the 1998 Stock Option Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the option is granted.

     The 1998 Stock Option Plan authorizes the grant of options to purchase, and Awards of 6,000,000 shares of the Company's Common Stock, and as of October 6, 1998, 6,000,000 shares underlying the options were available for issue upon the exercise of such options. The number of shares reserved for issuance under the 1998 Stock Option Plan is subject to anti-dilution provisions for stock splits, stock dividends and similar events. If an option granted under the 1998 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or awards under the 1998 Stock Option Plan.

     Under the 1998 Stock Option Plan, the Company may make loans available to stock option plan holders, subject to the Administrator's approval, in connection with the exercise of stock options granted under the 1998 Stock Option Plan. If shares of Common Stock are pledged as collateral for such indebtedness, such shares may be returned to the Company in satisfaction of such indebtedness. If so returned, such shares shall again be available for issuance in connection with future stock options and Awards under the 1998 Stock Option Plan.

     Unless the 1998 Stock Option Plan is previously terminated by the Board of Directors, no options or Awards may be granted under the Stock Option Plan ten years after the effective date of the 1998 Stock Option Plan.

     Options granted under the 1998 Stock Option Plan will become exercisable according to the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted and in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased.

     Under current law, ISOs may not be granted to any individual who is not also an officer or employee of the Company, any subsidiary or parent corporation.

     The exercise price of any option granted under the 1998 Stock Option Plan is payable in full (i) in cash, (ii) by surrender of shares of the Company's Common Stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the 1998 Stock Option Plan, (iii) by cancellation of indebtedness owed by the Company to the optionholder, (iv) by a full recourse promissory note executed by the optionholder, (v) by requesting that the Company withhold whole shares of Common Stock then issuable upon exercise of any option,

(vi) by arrangement with a broker which is acceptable to the Administrator, or
(vii) by any combination of the foregoing. The terms of any promissory note may be changed from time to time by the Board of Directors to comply with applicable Internal Revenue Service or Commission regulations or other relevant pronouncements.

     The Board of Directors may from time to time revise or amend the 1998 Stock Option Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding Award without such participant's consent or may, without shareholder approval, increase the number of shares subject to the 1998 Stock Option Plan, materially modify the class of participants eligible to receive options or Awards under the 1998 Stock Option Plan, or extend the maximum option term under the 1998 Stock Option Plan.

     The Company has granted options to purchase 435,000 shares of Common Stock at a per share exercise price ranging from $0.81 to $4.88, vesting from time to time from the date of grant under the 1998 Stock Option Plan.

     In 1995, the Company adopted a stock option plan which permitted the grant of options to purchase up to 2,400,000 shares of the Company's common stock pursuant to Rule 701 of the Securities Act (the "1995 Stock Option Plan"). Rule 701 exempts the sale of securities pursuant to the exercise of stock options for those companies that are not required to make reports pursuant to Section 13 or 15(d) of the Exchange Act, if certain other conditions and restrictions are satisfied. Because the Company is required to file reports pursuant to Section 13 of the Exchange Act, the Company can no longer grant options pursuant to this Plan. The Company has granted options to purchase 1,910,200 shares pursuant to the 1995 Stock Option Plan, of which, 520,000 shares have been issued and 1,390,200 are available for issue upon the exercise of such options. All grants made pursuant to the 1995 Stock Option Plan were made at a per share exercise price of approximately $0.63.

     The following tables set forth option grants and exercises for the named executive officers for the year ended December 31, 1997.

                              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1997

                                      PERCENT OF
                                        TOTAL                                    POTENTIAL REALIZABLE VALUE AT
                         NUMBER OF     OPTIONS                                  ASSUMED ANNUAL RATES OF STOCK
                        SECURITIES    GRANTED TO                                PRICE APPRECIATION FOR OPTION
                        UNDERLYING    EMPLOYEES    EXERCISE OR                               TERM
                          OPTIONS     IN FISCAL     BASE PRICE    EXPIRATION    ------------------------------
        NAME            GRANTED (#)     YEAR         ($/SH)         DATE              5% ($)     10% ($)
        ----           -----------    --------     ----------     ----------          ------     -------
William Buck .........        ----        ----           ----           ----            ----        ----

Lawrence Siegel(1) ...      40,000        5.52         1.1875        1/02/02           5,000       7,500

                            40,000        5.52         0.5000         4/1/02          43,000      46,000

                            40,000        5.52         0.8733         7/1/02           -----       -----

                            40,000        5.52         0.9688        10/1/02           3,248       5,248


                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR ENDING OPTION VALUES

                                                                          NUMBER OF SHARES
                                                                       UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-
                                                                          OPTIONS AT FISCAL            THE-MONEY OPTIONS AT
                                                                            YEAR-END (#)              FISCAL YEAR-END ($)(1)
                                                                       ----------------------       -------------------------
                            SHARE ACQUIRED            VALUE                 EXERCISABLE/                    EXERCISABLE/
     NAME                   ON EXERCISE (#)        REALIZED ($)             UNEXERCISABLE                  UNEXERCISABLE
     ----                   --------------         ------------             -------------                  -------------
William Buck(2) ....             -----                 -----                     -----                           -----
                            ----------------------------------------------------------------------------------------------------


Lawrence Siegel ...              -----               -----                      160,000/0                       257,600/0

___________________
(1) The value of "in the money" options represents the difference between the exercise price of such option and the $1.61 closing price of the Company's Common Stock as quoted on the Nasdaq Bulletin Board on December 31, 1997.
(2) Pursuant to a settlement agreement with the Company, all outstanding options granted to Mr. Buck were canceled on September 1, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a Compensation Committee of the Board of Directors. Decisions regarding the compensation of the Company's executive officers are made by the Board. The only current or former officers or employees of the Company that participated in decisions regarding the compensation of the executive officers of the Company during the year ended December 31, 1997 were Mr. Wussler, Mr. Siegel, Hugh Jencks, the Company's former Secretary, Vice President and Chief Operating Officer and Jerome Greenberg, the Company's former Chairman of the Board, Vice President and Treasurer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 6, 1998, except as set forth in footnote 1 below, by (a) each director and the Named Executive Officers of the Company, (b) each person known by the Company to beneficially own more than five percent of the Common Stock and (c) all current executive officers and directors as a group.

                                           NUMBER OF
                                             SHARES
                                          BENEFICIALLY    PERCENT OF SHARES
       NAME OF BENEFICIAL OWNER              OWNED      BENEFICIALLY OWNED (4)
       ------------------------           ------------  ----------------------
William Buck(1)...........................    350,000            2.3
Robert Wussler(2)(3)......................    265,000            1.7
Thomas Glenndahl(2)(3)....................    265,000            1.7
Lawrence Siegel(2)(3).....................    240,000            1.5
A. Frans Heideman(2)(3)...................     40,000             *
Henrikas Iouchkiavitchious(2)(3)..........     40,000             *
All directors and executive officers
   as a group (8 persons).................  1,078,000            6.5

________________
*  LESS THAN ONE PERCENT.

(1) To the best of the Company's knowledge, Mr. Buck can be reached at 11 Bis du Dopropol, 75017 Paris, France. The 350,000 shares Mr. Buck is believed to beneficially own is based upon a settlement agreement with the Company dated September 1, 1998. Any subsequent acquisitions or dispositions by Mr. Buck of the Company's Common Stock are unknown. Mr. Buck is no longer affiliated with the Company.
(2) To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has or will have sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name. Each of such persons may be reached through the Company at 2 Wisconsin Circle, Chevy Chase, Maryland 20815.
(3) For each of such persons, represents currently vested but unexercised options to purchase Common Stock.
(4) The percentage of beneficial ownership is calculated using 15,526,800 shares of Common Stock which were outstanding on October 6, 1998. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable within 60 days of October 6, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing percentage ownership of any other person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          William Buck, the Company's former President and Chief Executive Officer and Director resigned on January 8, 1997. The resignation related to his position as an officer and Director of the Company and any of the Company's wholly-owned subsidiaries. The Board of Directors approved a severance agreement which included the former President and an individual claiming to have incurred expenses on behalf of the Company as a consultant. The severance agreement provided that the Company would reimburse the former President and the alleged consultant for reasonable expenses associated with the Company's business incurred by them up to an amount approximately equal to $300,000 upon submission to the Company of valid documentation approved by the Company.

          In June 1997, the Company filed a complaint against Mr. Buck in the United States District Court for the Northern District of Illinois, Eastern Division asserting claims for breach of fiduciary duty, breach of employment agreement, accounting as to his severance agreement, fraud and conspiracy to defraud. The Company is also requesting declaratory relief seeking the return of Mr. Buck's certificates for the Company's Common Stock so that new certificates equal to one-half of those surrendered would be reissued to Mr. Buck in accordance with the terms of a reverse stock split agreement. In September 1997, Mr. Buck filed a counterclaim against the Company alleging breach of the severance agreement, breach of a lock-up agreement and tortious interference with economic advantage. See "Business--Legal Proceedings" for a more detailed description of the lawsuit.

          On June 23, 1997, Mr. Buck filed a lawsuit in the United States District Court for the Northern District of Illinois Eastern Division against the Company praying for a declaratory judgment that certain shares of the Company's Common Stock beneficially owned by Mr. Buck could be sold pursuant to Rule 144 of the Securities Act. See "Business--Legal Proceedings" for a more detailed description of the lawsuit.

          On September 1, 1998, the Company entered into a Settlement Agreement and Release with Mr. Buck resolving all disputes, claims and differences between the parties. The Settlement Agreement and Release provided that Mr. Buck would be entitled to retain 350,000 shares of the Company's Common Stock, which shares could be sold by him in accordance with a tradeability schedule limiting the number of shares that could be sold by him during any month for a period of two years.

          On June 20, 1997, Jerome Greenberg agreed to contribute to the Company's treasury 5,902,200 shares of Common Stock that he beneficially owned in exchange for $10 and an agreement by the Company to use 6% of the funds raised from the sale of its Series A Preferred Stock to repay outstanding notes payable owed to Mr. Greenberg. As a result of this contribution, Mr. Greenberg retained 655,800 shares (plus options to purchase an aggregate of 100,000 shares
of Common Stock).   The Company entered into a settlement agreement with Mr.
Greenberg on August 24, 1998 whereby the Company agreed to grant 200,000 shares of Common Stock to Mr. Greenberg and to pay him an aggregate of $750,000 in three equal installments on September 1, 1998 and January 5 and February 28, 1999 as payment in full for the Company's outstanding obligation.

          In December 1997, Donald Gilbreath, a former Vice President of the Company, filed a complaint in the United States District Court for the District of Colorado alleging that the Company wrongfully interfered with the sale of certain shares of the Company's Common Stock owned by Mr. Gilbreath and refused to permit Mr. Gilbreath to exercise certain vested options to purchase the Company's Common Stock. In July 1998, Mr. Gilbreath entered into a settlement agreement which permitted him to keep one-half of his shares of the Company's Common Stock with all restrictive legends removed. Mr. Gilbreath is subject to a restrictive tradeability schedule as to the disposition of said shares. See "Business--Legal Proceedings" for a more detailed description of the lawsuit.

          In June 1997, Roger Remillard, a former Director of the Company, and his wife filed a complaint in the United States District Court for the District of Colorado alleging that the Company wrongfully refused to remove legends from certain of the Remillards' shares of the Company's Common Stock, that the Company refused to permit the Remillards to exercise certain vested stock options, that the Company wrongfully interfered with a private contract of Mr. Remillard with a third party and that the Company failed to pay certain sums to Mr. Remillard under a demand promissory note. In July 1998, the Company and the Remillards entered into a settlement agreement in which the Remillards were allowed to retain a majority of their 1,192,000 shares of the Company's Common Stock with all restrictive legends removed. The Remillards are subject to a restrictive tradeability schedule as to the disposition of said shares.
Pursuant to the settlement agreement, the Remillards were permitted to retain 200,000 stock options, which must be exercised before January 1, 1999. See "Business--Legal Proceedings" for a more detailed description of the lawsuit.

          In March 1997, the Board of Directors agreed to pay Robert Wussler a consulting fee of $8,000 per month. This consulting fee arrangement was discontinued when Mr. Wussler was appointed President and Chief Executive Officer of the Company in July 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements are filed as part of this Form 10-K:

               The following unaudited consolidated financial statements of the Company and its subsidiaries:

          .    Unaudited Consolidated Balance Sheets at December 31, 1996 and
               1997.

          . Unaudited Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997.

          . Unaudited Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1995, 1996 and 1997.

          . Unaudited Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

          .    Notes to Unaudited consolidated Financial Statements.

          All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the financial statements and related notes or otherwise in the Form 10-K.

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K, dated October 13, 1997, was filed reporting on Item 4, relating to a change in the Company's certifying accountant.

          A Current Report on Form 8-K/A, dated November 10, 1997, was filed reporting on Item 4, relating to a change in the Company's certifying accountant.

          A Current Report on Form 8-K/A, dated December 3, 1997, was filed reporting on Items 4 and 7, relating to a change in the Company's certifying accountant and letter from certifying accountant.

          A Current Report on Form 8-K/A, dated December 15, 1997, was filed reporting on Items 4 and 7, relating to a change in the Company's certifying accountants and letter from certifying accountant.

     (c)  Exhibits

Exhibit No.      Description
--------------   -----------

          2.1 Agreement and Plan of Reorganization, dated as of June 20, 1997, by and among the Registrant, Skysite and the shareholders of Skysite, as amended

          3.1    Articles of Incorporation of the Company, as amended

          3.2    Bylaws of the Company(1)

          4.1    Specimen Common Stock Certificate(1)

          4.2    Specimen Series A Preferred Stock Certificate

          4.3    Specimen Series B Preferred Stock Certificate

          4.4    Specimen Series C Preferred Stock Certificate

          4.5 Certificate of Designations, Preferences and Privileges of the Series A Preferred Stock of the Company(2)

          4.6 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series B Preferred Stock of the Company

          4.7 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series C Preferred Stock of the Company

          10.1   1996 Non-Employee Directors' Stock Option Plan

          10.2   1998 Stock Option, Deferred Stock and Restricted Stock Plan

          10.3 Lease, dated November 14, 1997 between the Company and Alliance Business Centers, regarding 2 Wisconsin Avenue, Suite 700, Chevy Chase, Maryland 20815

          10.4 Lease, dated July 22, 1998, between Skysite and Soundstorm, regarding 727 South Main Street, Burbank, California 91510

          10.5 Placement Agent Agreement between the Company and Wincap, Ltd., dated December 6, 1996(1)

          10.6 Supply Agreement between Skysite and American Mobile Satellite Corporation, dated February 25, 1998

          10.7 Distributor Agreement between Skysite and Westinghouse Electronic Corporation, dated February 21, 1996

          10.8 Agreement between Skysite and Mitsubishi Electronics America, Inc., dated November 7, 1997

          10.9 Service Provider Agreement between Skysite and Iridium North America, dated December 1, 1997, as amended

          10.10 Agreement between Skysite and PTT Telecom BV, dated September 15, 1997

          10.11 Distribution Agreement between Skysite and CUE Paging Corporation, dated January 26, 1998

          10.12 Bulk Seller Agreement between Skysite and ARDIS Company, dated February 23, 1998

          21     Subsidiaries

          24     Power of attorney (included on signature page)

          27     Financial Data Schedule

          99.1 United States of America v. Alan Brady Bingham, et. al., Criminal No. H-97-262-SS, United States District Court, Southern District of Texas, Houston Division.
________________
(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form 10, as amended, File No. 0-21225 and incorporated herein by reference.
(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated August 20, 1998 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of October, 1998.

                              U.S. DIGITAL COMMUNICATIONS, INC.


                              By:      /s/ ROBERT  WUSSLER
                                      -----------------------------------------
                                      Robert Wussler, Chairman


                               POWER OF ATTORNEY

     We, the undersigned directors and officers of U.S. Digital Communications, Inc., do hereby constitute and appoint Robert Wussler and Edward Kopf, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this report, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this report; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

[CAPTION]

             SIGNATURE                                 TITLE                          DATE
             ---------                                 ------                         -----
           /s/ ROBERT  WUSSLER         Chairman of the Board and Directors,     October 6, 1998
-----------------------------------    President and Chief Executive Officer
           Robert Wussler

            /s/ EDWARD KOPF            Executive Vice President, Secretary      October 6, 1998
-----------------------------------     and Treasurer; ( Principal Accounting
            Edward Kopf                 and Financial Officer)

           /s/ LAWRENCE SIEGEL                       Director                   October 6, 1998
-----------------------------------
         Lawrence Siegel

            /s/ THOMAS GLENNDAHL                     Director                   October 6, 1998
-----------------------------------
         Thomas Glenndahl

          /s/ A. FRANS HEIDEMAN                      Director                   October 6, 1998
-----------------------------------
        A. Frans Heideman

 /s/ HENRIKAS IOUCHKIAVITCHIOUS                      Director                   October 6, 1998
-----------------------------------
    Henrikas Iouchkiavitchious

                                 EXHIBIT INDEX

Exhibit No.      Description
--------------   -----------

          2.1 Agreement and Plan of Reorganization, dated as of June 20, 1997, by and among the Registrant, Skysite and the shareholders of Skysite, as amended

          3.1    Articles of Incorporation of the Company, as amended

          3.2    Bylaws of the Company(1)

          4.1    Specimen Common Stock Certificate(1)

          4.2    Specimen Series A Preferred Stock Certificate

          4.3    Specimen Series B Preferred Stock Certificate

          4.4    Specimen Series C Preferred Stock Certificate

          4.5 Certificate of Designations, Preferences and Privileges of the Series A Preferred Stock of the Company(2)

          4.6 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series B Preferred Stock of the Company

          4.7 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series C Preferred Stock of the Company

          10.1   1996 Non-Employee Directors' Stock Option Plan

          10.2   1998 Stock Option, Deferred Stock and Restricted Stock Plan

          10.3 Lease, dated November 14, 1997 between the Company and Alliance Business Centers, regarding 2 Wisconsin Avenue, Suite 700, Chevy Chase, Maryland 20815

          10.4 Lease, dated July 22, 1998, between Skysite and Soundstorm, regarding 727 South Main Street, Burbank, California 91510

          10.5 Placement Agent Agreement between the Company and Wincap, Ltd., dated December 6, 1996(1)

          10.6 Supply Agreement between Skysite and American Mobile Satellite Corporation, dated February 25, 1998

          10.7 Distributor Agreement between Skysite and Westinghouse Electronic Corporation, dated February 21, 1996

          10.8 Agreement between Skysite and Mitsubishi Electronics America, Inc., dated November 7, 1997

          10.9 Service Provider Agreement between Skysite and Iridium North America, dated December 1, 1997, as amended

          10.10 Agreement between Skysite and PTT Telecom BV, dated September 15, 1997

          10.11 Distribution Agreement between Skysite and CUE Paging Corporation, dated January 26, 1998

          10.12  Bulk Seller Agreement between Skysite and ARDIS
                 Company, dated February 23, 1998

          21     Subsidiaries

          24     Power of attorney (included on signature page)

          27     Financial Data Schedule

          99.1 United States of America v. Alan Brady Bingham, et. al., Criminal No. H-97-262-SS, United States District Court, Southern District of Texas, Houston Division.

________________
(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form 10, as amended, File No. 0-21225 and incorporated herein by reference.
(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated August 20, 1998 and incorporated herein by reference.