Form 10-K/A
period 1997-12-31
U S DIGITAL COMMUNICATIONS INC
filed 1998-10-20
CIK 1020292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                AMENDMENT NO. 1

                                  FORM 10-K/A


                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission File Number:  0-21225


                       U.S. DIGITAL COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                     52-2124492
  (State or Other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)                 Identification No.)


          2 Wisconsin Circle, Suite 700, Chevy Chase, Maryland  20815
              (Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number, including area code:          (301) 961-1540

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

INDICTMENT OF PERSONS ASSOCIATED WITH WS MARKETING AND FINANCIAL SERVICES, INC.


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

SIGNIFICANT DILUTIVE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON MARKET PRICE OF COMMON STOCK

As of October 6, 1998, there were 735,000 shares of Common Stock issuable upon the exercise of options under the Company's 1996 Non-Employee Directors' Stock Option Plan and the

1998 Stock Option, Deferred Stock and Restricted Stock Plan. In addition, as of October 6, 1998, there were 1,910,200 shares of Common Stock issuable upon the exercise of options under the stock option plan adopted by the Company in 1995. See "Executive Compensation-Stock Option Plans." Finally, as of October 6, 1998, there were 3,560,400 shares of Common Stock issuable upon the exercise of options granted outside any of the Company's stock option plans. Of these options, 2,380,000 options were granted to a placement agent in connection with the Series A Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In addition, the Company has issued 4,338,832 shares of Series A Preferred Stock, 3,000 shares of Series B Preferred Stock, and 3,000 shares of Series C Preferred Stock, which are all convertible into shares of Common Stock. Each share of Series A Preferred Stock is convertible into one share of Common Stock, whereas each share of Series B and Series C Preferred Stock is convertible into a number of shares as determined by the Series B and Series C conversion formula. Holders of Series A Preferred Stock may convert up to 25% of their shares 90 days following the date the shares were issued, and up to 25% of their shares at the end of each of the three consecutive 90-day periods thereafter. Holders of Series A Preferred Stock also possess conversion rights exercisable upon acquisition of the Company by another entity. Further, the Series A Preferred Stock is automatically converted into Common Stock upon the consummation of the Company's sale of its Common Stock in a firm commitment underwritten public offering, or upon acquisition of the Company, if, in connection with such acquisition, the holders of Series A Preferred Stock receive an amount per share greater than $1.50. Holders of Series B Preferred Stock may convert 50% of their shares into Common Stock on the effective date of registration of the underlying Common Stock and the remaining 50% 45 days thereafter. Holders of Series C Preferred Stock have the right to convert 50% of their shares into Common Stock upon the earlier of the effective date of registration of the underlying Common Stock, or 120 days after issuance of the Series C Preferred Stock and the remaining 50% upon the earlier of 45 days following the effective date of registration of the underlying Common Stock, or 165 days after issuance of the Preferred Stock. In connection with the sale of the Series A, Series B and Series C Preferred Stock, the Company issued 2,169,416, 500,000 and 495,000 warrants, respectively, convertible into an aggregate of 3,164,416 shares of Common Stock. Lastly, in connection with each of the offerings of the Series B and Series C Preferred Stock, the Company issued 250,000 warrants, for a total of 500,000 warrants, to the placement agent thereof. The warrants include certain dilution adjustments resulting from the subsequent issuance of Common Stock or securities converting into Common Stock. All of the common shares, to the extent that they are eligible or appear to be eligible for sale in the public market, could have a material adverse effect on the market price of the Common Stock and therefore make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

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

                              BUSINESS DESCRIPTION

INDUSTRY BACKGROUND

     The Company operates in the global personal voice, paging and data communications industry. Potential customers for the products and services provided by the industry include international corporations, professionals and others (i) who travel outside their "home" wireless network's roaming area, (ii) find it important to be able to make or receive calls, or receive pages, at any time by means of a single phone or pager, with a single phone or pager number or
(iii) are located where terrestrial landline or wireless services are not available or do not offer an attractive or convenient option.

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

                                                    HIGH     LOW
                                                  -------   ------
           1996
           ----
           First Quarter                           $ 8.25   $5.25
           Second Quarter                          $11.38   $8.13
           Third Quarter                           $ 9.75   $8.75
           Fourth Quarter                          $ 9.38   $1.25

           1997
           ----
           First Quarter                           $ 2.06   $1.06
           Second Quarter                          $ 1.59   $0.31
           Third Quarter                           $ 2.44   $0.61
           Fourth Quarter                          $ 2.65   $0.67

           1998
           ----
           First Quarter                           $ 1.61   $0.67
           Second Quarter                          $ 5.25   $0.77
           Third Quarter                           $ 7.00   $2.25
           Fourth Quarter (through October 19)     $ 4.00   $2.31

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the financial statements of U.S. Digital Communications, Inc. and its subsidiaries. The years ended December 31, 1994, 1995 and 1996 have been audited by Blackman Kallick Bartelstein, LLP, whose report included an explanatory paragraph with respect to the Company's ability to continue as a going concern. The financial statements as of December 31, 1996 and 1997, and for each of the years in the three-year period ended December 31, 1997, are included elsewhere in this filing. The financial statements as of and for the year ended December 31, 1997, are not reported on by independent accountants. See "Changes in and Disagreements with Accountants on Accounting and Disclosure."

                                                           YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------
                                       1993           1994           1995           1996           1997
                                   ------------   ------------   ------------   ------------   ------------
STATEMENT OF
   OPERATIONS DATA:
Sales of equipment
 and services                      $         0    $         0    $         0    $         0    $   486,642
License Income                               0              0        629,688              0              0
Gross Profit                                 0              0              0              0         73,875
Total operating expenses            (1,248,360)    (1,339,364)    (3,222,489)    (7,885,929)    (5,218,763)
Loss from operations                (1,248,360)    (1,339,364)    (2,592,801)    (7,885,929)    (5,144,888)
Other income (expense), net           (112,246)         3,338          4,748       (170,989)      (330,063)
Net loss                            (1,360,606)    (1,336,026)    (2,588,053)    (8,056,918)    (5,474,951)
Dividends on preferred stock                 0              0              0              0     (1,629,916)
Net loss per common share                (0.19)         (0.12)         (0.15)         (0.37)         (0.34)
Weighted average shares of           7,104,092     11,775,976     17,190,915     21,914,630     20,676,196
common stock outstanding


                                                         YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------
                                    1993           1994           1995           1996            1997
                                ------------   ------------   ------------   -------------   -------------
BALANCE SHEET DATA:
Cash and cash equivalents       $         0    $   552,878    $   739,930    $      8,654    $    545,790
Working capital                    (128,371)       388,875        287,713      (2,936,191)     (4,058,089)
Total assets                         16,982        664,328      1,258,853         242,302       2,809,451
Notes payable (net                1,494,161              0              0          29,865          17,785
of current portion)
Common stock                        800,200      2,566,167        212,080         221,280         222,980
Preferred stock                           0              0              0               0       4,105,607
Accumulated deficit              (2,405,750)    (3,741,776)    (6,329,829)    (14,386,747)    (21,491,614)
Total shareholders' equity       (1,605,550)       493,752        706,636      (2,782,886)     (2,171,689)
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

     [INSERT FINANCIAL STATEMENTS]

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

The 1st offering period, according to the December 1996 offering memorandum, was to expire on June 30, 1997. However, the Company closed that offering in February of 1997 after selling 2,031,832 shares of Series A Preferred Stock with 1,015,916 warrants for a total consideration of $3,047,748. In August of 1997, the Company again offered its Series A Preferred Stock and warrants with the offering period to expire March 31, 1998. The August 1997 memorandum was subsequently amended and the offering period was extended to July 31, 1998. The Company raised $3,460,500 through the issuance of 2,307,000 additional shares of Series A preferred stock and 1,153,500 warrants. The Company raised $4,306,944 in 1997 from the sale of Series A Preferred Stock. The Company raised a total of $6,508,248 through the issuance of 4,338,832 total shares of Series A preferred stock in the two offering.

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

Each holder of Series B Preferred Stock will have the right to convert their shares as follows: a) 50 percent of the shares on the effective date of registration ("Conversion Date") at the Conversion Price (lesser of (i) 25 percent off the five-day average Closing Bid Price for the Company's common stock immediately before conversion or (ii) 100 percent of Closing Bid Price for the Company's common stock on the date of closing, but not less than $.50 per share of the Company's common stock) and b) 50 percent of the shares on the 45/th/ day after the effective date of registration at the

Conversion Price. The holder shall be entitled to an additional discount privilege equal to one percent (1%) per month, or fraction of a month, from the time of closing until the Conversion Date for any conversion thirty (30) days after the Conversion Date and one-half percent (.5%) per month or fraction of a month for any conversions thereafter ("Additional Discount"). All shares outstanding on May 1, 2001, will be automatically converted into common stock in accordance with the Conversion Formula, at the Conversion Price.

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

Fifty percent of each share of Series C Preferred Stock shall be convertible on the earlier of the effective date of registration of the Company's common stock ("Conversion Date") or one-hundred and twenty (120) days from the closing of the Series C Preferred Stock, the remaining fifty percent shall be convertible on the earlier of the forty-fifth day after the effective date of registration or one-hundred and sixty-five (165) from the closing of the Series C Preferred Stock. The Conversion Price will be either the discounted price (twenty-five percent off of the five-day closing bid price) or $3.94, whichever is less. However, in no event shall the conversion price be less than $1.875 per share. In the event the stock is trading below $1.875, the floor price will be adjusted to the lowest closing bid price for the Company's common stock during such five-day period from which the holder shall be entitled to an additional discount. The holder shall be entitled to an additional discount privilege equal to one percent (1%) per month, or fraction of a month, from the time of closing until the Conversion Date for any conversion thirty (30) days after the Conversion Date and one-half percent (.5%) per month or fraction of a month for any conversions thereafter ("Additional Discount"). All shares outstanding on June 1, 2001, will be automatically converted into Common Stock on such date in accordance with the Conversion Formula and the Conversion Price then in effect.

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

     On September 17, 1998, the Company became aware that persons affiliated with WS Marketing and Financial Services, Inc., the placement agent used by the Company during its Series B and C stock offerings in 1998, are currently under Federal indictment concerning matters unrelated to the Placement Agent's relationship with the Company. See "Risk Factors--Indictment of WS Marketing and Financial Services, Inc."

ENGAGEMENT OF REZNICK FEDDER & SILVERMAN

     The Company on October 15, 1998 engaged Reznick Fedder & Silverman P.C. to perform an audit of its financial statements for the fiscal year ended December 31, 1997. Prior to October 15, 1998, the Company had not consulted Reznick Fedder & Silverman P.C. regarding the application of accounting principles to a specified transaction where a written report or oral advice was provided to the Company that it considered an important factor in reaching a decision as to any accounting auditing or financial reporting issue.

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

     LAWRENCE SIEGEL. Mr. Siegel has been a Director of the Company since March 1997. Mr. Siegel has been a director of Skysite since August 1997. From March 1997 to July 1998, Mr. Siegel was the President and Chief Executive Officer of the Company, and had performed such duties since January 1997 upon the resignation of William Buck. From January 1996 until January 1997, Mr. Siegel was an independent consultant. From November 1994 until December 1995, Mr. Siegel was the President of Yellow Pearl, Inc., a software company founded by him in 1994. From 1992 to 1994, Mr. Siegel was the President of T-HQ, Inc., a software company. From 1989 to 1992, he was the President of the Entertainment Division of Atari Corporation.

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

                          SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                              ANNUAL COMPENSATION                   COMPENSATION
                                    -------------------------------------       --------------------
                                                                             SECURITIES
                                                            OTHER ANNUAL     UNDERLYING          LTIP        ALL OTHER
         NAME AND                       SALARY    BONUS    COMPENSATION     OPTIONS/SARS       PAYOUTS     COMPENSATION
    PRINCIPAL POSITION        YEAR       ($)       ($)          ($)              (#)             ($)            ($)
--------------------------   -------   -------    -----    -------------    ------------       -------     ------------
Lawrence Siegel...........   1997(1)   250,288    ----         -----           -----            -----         -----
President and Chief
 Executive Officer
William Buck..............   1997(2)    -----     ----         -----           -----            -----         -----
President and Chief
 Executive Officer
                             1996       60,000    ----         -----           -----            -----         -----

                             1995       60,000    ----         -----          384,000           -----         -----

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

          A Current Report on Form 8-K, dated October 7, 1998, was filed reporting on Items 4 and 7, relating to a change in the Company's certifying accountant.

     (c)  Exhibits

Exhibit No.      Description
--------------   -----------

          2.1 Agreement and Plan of Reorganization, dated as of June 20, 1997, by and among the Registrant, Skysite and the shareholders of Skysite, as amended *

          3.1    Articles of Incorporation of the Company, as amended *

          3.2    Bylaws of the Company(1)

          4.1    Specimen Common Stock Certificate(1)

          4.2    Specimen Series A Preferred Stock Certificate *

          4.3    Specimen Series B Preferred Stock Certificate *

          4.4    Specimen Series C Preferred Stock Certificate *

          4.5 Certificate of Designations, Preferences and Privileges of the Series A Preferred Stock of the Company(2)

          4.6 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series B Preferred Stock of the Company *

          4.7 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series C Preferred Stock of the Company *

          10.1   1996 Non-Employee Directors' Stock Option Plan *

          10.2   1998 Stock Option, Deferred Stock and Restricted Stock Plan *


          10.3 Lease, dated November 14, 1997 between the Company and Alliance Business Centers, regarding 2 Wisconsin Avenue, Suite 700, Chevy Chase, Maryland 20815 *

          10.4 Lease, dated July 22, 1998, between Skysite and Soundstorm, regarding 727 South Main Street, Burbank, California 91510 *


          10.5 Placement Agent Agreement between the Company and Wincap, Ltd., dated December 6, 1996(1)

          10.6 Supply Agreement between Skysite and American Mobile Satellite Corporation, dated February 25, 1998 *

          10.7 Distributor Agreement between Skysite and Westinghouse Electronic Corporation, dated February 21, 1996 *

          10.8 Agreement between Skysite and Mitsubishi Electronics America, Inc., dated November 7, 1997 *

          10.9 Service Provider Agreement between Skysite and Iridium North America, dated December 1, 1997, as amended *

          10.10 Agreement between Skysite and PTT Telecom BV, dated September 15, 1997 *

          10.11 Distribution Agreement between Skysite and CUE Paging Corporation, dated January 26, 1998 *

          10.12 Bulk Seller Agreement between Skysite and ARDIS Company, dated February 23, 1998 *

          21     Subsidiaries *

          24     Power of attorney (included on signature page) *

          27     Financial Data Schedule *

          99.1 United States of America v. Alan Brady Bingham, et. al., Criminal No. H-97-262-SS, United States District Court, Southern District of Texas, Houston Division. *
________________
(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form 10, as amended, File No. 0-21225 and incorporated herein by reference.
(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated August 20, 1998 and incorporated herein by reference.

* Previously filed with Form 10-K filed with the Securities and Exchange Commission on October 7, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of October, 1998.

                             U.S. DIGITAL COMMUNICATIONS, INC.


                             By:     /s/ ROBERT WUSSLER
                                     -----------------------------------------
                                     Robert Wussler, Chairman, President and
                                     Chief Executive Officer




Secretary and Treasurer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                                 TITLE                          DATE
             ---------                                 ------                         -----
       /s/ ROBERT WUSSLER              Chairman of the Board and Directors,     October 20, 1998
-----------------------------------    President and Chief Executive Officer
           Robert Wussler

                *                      Executive Vice President, Secretary      October 20, 1998
-----------------------------------     and Treasurer; ( Principal Accounting
            Edward Kopf                 and Financial Officer)

                *                                    Director                   October 20, 1998
-----------------------------------
         Lawrence Siegel

                *                                    Director                   October 20, 1998
-----------------------------------
         Thomas Glenndahl

                 *                                   Director                   October 20, 1998
-----------------------------------
        A. Frans Heideman

                 *                                   Director                   October 20, 1998
-----------------------------------
    Henrikas Iouchkiavitchious


*By:  /s/ ROBERT WUSSLER
    -------------------------------
         Robert Wussler
     Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibit No.      Description
--------------   -----------

          2.1 Agreement and Plan of Reorganization, dated as of June 20, 1997, by and among the Registrant, Skysite and the shareholders of Skysite, as amended *

          3.1    Articles of Incorporation of the Company, as amended *

          3.2    Bylaws of the Company(1)

          4.1    Specimen Common Stock Certificate(1)

          4.2    Specimen Series A Preferred Stock Certificate *

          4.3    Specimen Series B Preferred Stock Certificate *

          4.4    Specimen Series C Preferred Stock Certificate *

          4.5 Certificate of Designations, Preferences and Privileges of the Series A Preferred Stock of the Company(2)

          4.6 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series B Preferred Stock of the Company *

          4.7 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series C Preferred Stock of the Company *

          10.1   1996 Non-Employee Directors' Stock Option Plan *

          10.2   1998 Stock Option, Deferred Stock and Restricted Stock Plan *


          10.3 Lease, dated November 14, 1997 between the Company and Alliance Business Centers, regarding 2 Wisconsin Avenue, Suite 700, Chevy Chase, Maryland 20815 *

          10.4 Lease, dated July 22, 1998, between Skysite and Soundstorm, regarding 727 South Main Street, Burbank, California 91510 *


          10.5 Placement Agent Agreement between the Company and Wincap, Ltd., dated December 6, 1996(1)

          10.6 Supply Agreement between Skysite and American Mobile Satellite Corporation, dated February 25, 1998 *

          10.7 Distributor Agreement between Skysite and Westinghouse Electronic Corporation, dated February 21, 1996 *

          10.8 Agreement between Skysite and Mitsubishi Electronics America, Inc., dated November 7, 1997 *

          10.9 Service Provider Agreement between Skysite and Iridium North America, dated December 1, 1997, as amended *

          10.10 Agreement between Skysite and PTT Telecom BV, dated September 15, 1997 *

          10.11 Distribution Agreement between Skysite and CUE Paging Corporation, dated January 26, 1998 *

          10.12  Bulk Seller Agreement between Skysite and ARDIS
                 Company, dated February 23, 1998 *

          21     Subsidiaries *

          24     Power of attorney (included on signature page) *

          27     Financial Data Schedule *

          99.1 United States of America v. Alan Brady Bingham, et. al., Criminal No. H-97-262-SS, United States District Court, Southern District of Texas, Houston Division. *

________________
(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form 10, as amended, File No. 0-21225 and incorporated herein by reference.
(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated August 20, 1998 and incorporated herein by reference.

* Previously filed with Form 10-K filed with the Securities and Exchange Commission on October 7, 1998.