Form 10-Q
period 1998-03-31
U S DIGITAL COMMUNICATIONS INC
filed 1998-11-19
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
===============================================================================


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.
                        COMMISSION FILE NUMBER 0-21225


                       U.S. DIGITAL COMMUNICATIONS, INC.


            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEVADA                                            52-2124492
(STATE OF INCORPORATION)                            (I.R.S. EMPLOYER ID NO.)


          2 Wisconsin Circle, Suite 700, Chevy Chase, Maryland 20815
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (301)  961-1540
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

                      YES                      No   X
                         ------                  -------

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 16,545,800 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF MARCH 31, 1998

PART I:  FINANCIAL INFORMATION


ITEM I:  FINANCIAL STATEMENTS

                                          U.S. DIGITAL COMMUNICATIONS, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                       ASSETS


                                                                                      March 31,         December 31,
                                                                                       1998                 1997
                                                                                   ------------         ------------
Current assets:
       Cash and cash equivalents                                                   $     71,486         $    545,790
       Trade accounts receivable, net                                                   171,979              209,073
       Inventory                                                                         51,859              107,967
       Note receivable                                                                  161,000               25,000
       Prepaid expenses                                                                   8,534               17,436
                                                                                   ------------         ------------
          Total current assets                                                          464,858              905,266

       Investments                                                                        6,500                9,750

       Property and equipment, net                                                      115,696              122,500

       Intangible assets, net                                                         1,664,676            1,758,903

       Other noncurrent assets                                                            7,200               13,032
                                                                                   ------------         ------------
       Total assets                                                                $  2,258,930         $  2,809,451
                                                                                   ============         ============

                                             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
       Accounts payable and accrued expenses                                          1,752,804            1,770,208
       Deferred revenue                                                                  58,250              107,267
       Dividends payable                                                                225,396              135,931
       Stockholder loans                                                                962,385              962,385
       Accrued interest on stockholder loans                                            163,500              144,252
       Notes payable                                                                    313,443              313,290
       Minimum royalty obligation                                                       450,000              450,000
       Due to former officers and stockholders                                          901,522            1,080,022
                                                                                   ------------         ------------
          Total current liabilities                                                   4,827,300            4,963,355

Notes payable (net of current portion)                                                   14,835               17,785
                                                                                   ------------         ------------

       Total liabilities                                                              4,842,135            4,981,140
                                                                                   ------------         ------------
Commitments and contingencies

Stockholders' (deficit):
       Preferred stock -- $.01 par, 10,000,000 shares authorized; 3,022,232
          and 2,882,232  outstanding at March 31, 1998 and December 31, 1997          4,296,188            4,105,607
       Common stock   $0.01 par, 50,000,000 shares authorized; 22,448,000 and
          22,298,000 outstanding at March 31, 1998 and December 31, 1997                224,480              222,980
       Additional paid-in capital                                                    12,671,104           12,422,255
       Common stock warrants                                                          1,648,537            1,581,337
       Accumulated other comprehensive loss - unrealized loss on investment             (34,450)             (31,200)
       Treasury stock (5,902,200 shares of common stock in 1997, at cost)                   (10)                 (10)
       Deferred compensation                                                                  -               (3,744)
       Shares to be issued (including additional paid in capital)                     1,222,700            1,222,700
       Stockholders' receivable                                                        (200,000)            (200,000)
       Accumulated deficit                                                          (22,411,754)         (21,491,614)
                                                                                   ------------         ------------
       Total stockholders' (deficit)                                                 (2,583,205)          (2,171,689)
                                                                                   ------------         ------------
       Total liabilities and stockholders' (deficit)                               $  2,258,930         $  2,809,451
                                                                                   ============         ============

           See accompanying notes to condensed consolidated financial statements

                                      U.S. DIGITAL COMMUNICATIONS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                    -----------------------------------
                                                                        1998                   1997
                                                                    -----------             -----------
Sales:
      Equipment                                                     $   144,321                       -
      Services                                                          155,126                       -
                                                                    -----------             -----------
            Total sales                                                 299,447                       -

 Cost of goods sold                                                     215,525                       -
                                                                    -----------             -----------
            Gross margin                                                 83,922                       -
                                                                    -----------             -----------

Operating expenses:
      Sales and marketing                                               190,815                       -
      General and administrative                                        538,982                 499,230
      Stock option compensation                                          99,788                 105,472
                                                                    -----------             -----------
            Total operating expenses                                    829,585                 604,702
                                                                    -----------             -----------
Loss from operations                                                   (745,663)               (604,702)
                                                                    -----------             -----------
Other income (expense):
      Interest expense                                                  (37,251)                (28,465)
      Interest and other income                                              19                       -
                                                                    -----------             -----------
            Total other income (expense), net                           (37,232)                (28,465)
                                                                    -----------             -----------
Net loss                                                               (782,895)               (633,167)

Dividends on preferred stock                                           (137,245)               (405,434)
                                                                    -----------             -----------

Net loss available to common stockholders                           $  (920,140)            $(1,038,601)
                                                                    ===========             ===========
Net loss per common share:
      Basic                                                         $     (0.06)            $     (0.05)

      Diluted                                                       $     (0.06)            $     (0.05)

      Weighted average shares of common stock outstanding            16,414,133              22,128,000

           See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                     Preferred Stock                   Common Stock
                                                        Series A                         Par Value
                                               ---------------------------      ---------------------------
                                                  Shares         Amount           Shares          Amount
                                               -----------     -----------      -----------     -----------
BALANCE, DECEMBER 31, 1997                       2,882,232      $4,105,607       22,298,000      $  222,980

Sale of Series A Preferred Shares and
 Warrants for cash                                 140,000         142,800                -               -
Stock issued in legal settlement                         -               -          150,000           1,500
Preferred dividends and beneficial
 conversion feature                                      -          47,781                -               -
Deferred compensation related to grant of
 stock options                                           -               -                -               -
Amortization of deferred compensation
Unrealized loss on investments                           -               -                -               -
Stock issuance cost                                      -               -                -               -
Net Loss                                                 -               -                -               -
                                               -----------     -----------      -----------     -----------
BALANCE, MARCH 31, 1998                          3,022,232      $4,296,188       22,448,000      $  224,480
                                               ===========     ===========      ===========     ===========
                                                                                      Accumulated
                                                   Additional          Common            Other
                                                    Paid-In            Stock         Comprehensive
                                                    Capital           Warrants       Income (Loss)
                                                 -------------     -------------     -------------
BALANCE, DECEMBER 31, 1997                        $ 12,422,255      $  1,581,337      $    (31,200)

Sale of Series A Preferred Shares and                                     67,200                 -
 Warrants for cash
Stock issued in legal settlement                       177,000
Preferred dividends and beneficial
 conversion feature                                                            -                 -
Deferred compensation related to grant of
 stock options                                          96,044                 -                 -
Amortization of deferred compensation
Unrealized loss on investments                               -                 -            (3,250)
Stock issuance cost                                    (24,195)                -                 -
Net Loss                                                     -                 -                 -
                                                 -------------     -------------     -------------

BALANCE, MARCH 31, 1998                           $ 12,671,104      $  1,648,537      $    (34,450)
                                                  ============     =============     =============
                                                      Treasury Stock                                Shares
                                                 ----------------------------      Deferred          to be
                                                    Shares          Cost         Compensation       Issued
                                                    ------          ----         ------------       ------

BALANCE, DECEMBER 31, 1997                         (5,902,200)     $      (10)     $   (3,744)      $1,222,700

Sale of Series A Preferred Shares and                       -               -               -                -
 Warrants for cash
Stock issued in legal settlement                            -               -               -                -
Preferred dividends and beneficial conversion               -               -               -                -
 feature
Deferred compensation related to grant of                   -               -         (96,044)               -
 stock options
Amortization of deferred compensation                       -               -          99,788                -
Unrealized loss on investments                              -               -               -                -
Stock issuance cost                                         -               -               -                -
Net Loss                                                    -               -               -                -
                                                 ------------    ------------    ------------    -------------
BALANCE, MARCH 31, 1998                            (5,902,200)     $      (10)     $        -      $ 1,222,700
                                                 ============    ============    ============    =============
                                                                                                 Total
                                                    Stockholders'         Accumulated         Stockholders'
                                                     Receivable              Deficit             Equity
                                                   ---------------       --------------      --------------
BALANCE, DECEMBER 31, 1997                             $  (200,000)        $(21,491,614)        $(2,171,689)

Sale of Series A Preferred Shares and                            -                    -         $   210,000
 Warrants for cash
Stock issued in legal settlement                                 -                    -         $   178,500
Preferred dividends and beneficial conversion                    -             (137,245)        $   (89,464)
 feature
Deferred compensation related to grant of                        -                    -         $         -
 stock options
Amortization of deferred compensation                            -                    -         $    99,788
Unrealized loss on investments                                   -                    -         $    (3,250)
Stock issuance cost                                              -                    -         $   (24,195)
Net Loss                                                         -             (782,895)           (782,895)
                                                   ---------------       --------------      --------------
BALANCE, MARCH 31, 1998                                $  (200,000)        $(22,411,754)        $(2,583,205)
                                                   ===============       ==============      ==============

        See accompanying notes to condensed consolidated financial statements

                                   U.S. DIGITAL COMMUNICATIONS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                     --------------------------------------
                                                                                           1998                   1997
                                                                                     --------------          --------------
Cash flows from operating activities:
      Net loss                                                                            $(782,895)            $  (633,167)

      Adjustments to reconcile net loss to net cash used in
        operating activities--
      Depreciation and amortization                                                         103,537                   9,931
      Stock option compensation                                                              99,788                 105,472
      Changes in assets and liabilities:
           Decrease in trade accounts receivable                                             37,094                       -
           Decrease in other receivables                                                          -                     130
           Decrease in inventory                                                             56,108                       -
           Decrease (increase) in prepaid expenses                                            8,902                  (3,293)
           (Increase) Decrease in other noncurrent assets                                     5,832                  (5,982)
           (Decrease) increase in accounts payable and accrued expenses                     (17,404)               (647,428)
           Decrease in deferred revenue                                                     (49,017)                      -
           Increase in accrued interest on stockholder loans                                 19,248                   9,841
                                                                                     --------------           -------------

                  Total adjustments                                                         264,088                (531,329)
                                                                                     --------------           -------------

                  Net cash used in operating activities                                    (518,807)             (1,164,496)
                                                                                     --------------           -------------

Cash flows from investing activities:
      Advances to non-affiliates                                                           (136,000)                      -
      Capital expenditures                                                                   (2,505)                      -
                                                                                     --------------           -------------

                  Net cash used in investing activities                                    (138,505)                      -
                                                                                     --------------           -------------

Cash flows from financing activities:
      Borrowings from stockholders                                                                -                  70,000
      Principal payments under notes payable                                                 (2,797)                 (2,060)
      Proceeds from issuance of preferred stock and warrants                                210,000               3,047,749
      Payment of dividends on preferred stock                                                     -                 (53,030)
      Payment of stock issuance costs                                                       (24,195)               (346,503)
      Repayment of stockholder borrowings                                                         -                 (50,000)
                                                                                     --------------           -------------

                  Net cash provided by financing activities                                 183,008               2,666,156
                                                                                     --------------           -------------

Net change in cash and cash equivalents                                                    (474,304)              1,501,660
Cash and cash equivalents, beginning of period                                              545,790                   8,654
                                                                                     --------------           -------------

Cash and cash equivalents, end of period                                                 $   71,486             $ 1,510,314
                                                                                     ==============           =============

Supplemental disclosures of cash transactions:
      Cash paid for interest                                                             $   10,503              $        -
                                                                                     ==============           =============

Supplemental disclosures of non-cash transactions:
      Stock issues in satisfication of stockholder loan                                  $  178,500              $        -
                                                                                     ==============           =============

      Unrealized loss on investments                                                     $    3,250              $        -
                                                                                     ==============           =============

      Beneficial conversion feature on preferred stock                                   $   47,781              $  352,404
                                                                                     ==============           =============


           See accompanying notes to condensed consolidated financial statements

                        US DIGITAL COMMUNICATIONS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)   BASIS OF PRESENTATION

  The condensed consolidated balance sheets of U.S. Digital Communications, Inc. (the "Company") as of March 31, 1998 and December 31, 1997, and the related condensed consolidated statements of operations and income (loss), changes in stockholders' equity (deficit) and cash flows for the three month periods ended March 31, 1998 and 1997 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

  Certain notes and other information have been condensed or omitted from these interim financial statements.

(2)   ACQUISITION

  On June 20, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Skysite Communications Corporation ("Skysite"). Under the Agreement, the Company was to issue 750,000 shares of its common stock to the shareholders of Skysite, as well as options to purchase an additional 500,000 shares of its common stock at an exercise price of $.40 per share.

  The stock of Skysite was transferred to the Company on August 26, 1997. Subsequent to the acquisition, disputes arose between the Company and the former President of Skysite related to the value of Skysite at the time of the acquisition. As a result of this dispute, the Company withheld its shares. The Company has entered into an amended agreement with the shareholders of Skysite, except for the former President (who was allocated 240,000 shares). Under the terms of this amended agreement, the other shareholders' shares and options will be placed in an escrow account. The shareholders will have all rights attributable to these escrowed shares, however, they have agreed that at such time when they elect to sell these shares, the first $200,000 of related proceeds will be paid to the Company, and the remaining shares and options will be released to the shareholders. The 240,000 shares due to the former President remain unissued, and the Company does not intend to issue such shares. The shares and options for the other shareholders were placed in escrow by the Company during October 1998.

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

  Since the Company had not issued the shares or options due to the other shareholders as of March 31, 1998, the Company has recorded the value of the consideration to be given as shares to be issued in stockholders' equity. Since these shares and options have now been placed in the escrow account, the Company will recognize an increase to its common stock and additional paid in capital accounts in its financial statements for the year ending December 31, 1998. The purchase price is $1,884,539 in excess of the fair value of the net tangible assets acquired. The Company has recognized this as intangible assets which is being amortized straight-line over a period of five years.

  The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Skysite as if the acquisition had occurred as of January 1, 1997 The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Skysite constituted a single entity during such periods.

                                                                Three Months Ended
                                                                   March 31, 1997
                                                                ------------------
Proforma sales                                                      $      137,969
Proforma net loss available to common stockholders                  $   (1,403,255)
Proforma net loss per share                                         $        (0.06)


(3)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 31, 1998 , comprehensive loss consisted of unrealized losses on available for sale securities totaling $3,250.

  Effective January 1, 1998, the Company adopted Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. Disclosure in interim financial reports in the initial year of adoption is not required. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance. Management is in the process of evaluating the segment disclosures for purposes of reporting under this Statement. The adoption of this Statement will have no impact on the results of operations or financial condition.

The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases, and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. Forward-looking statements can be identified by the use of words such as "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and the negatives thereof and similar expressions. In connection with this "safe harbor," the Company has identified in this report and in its report filed October 20, 1998 on Form 10-K for the fiscal year ending December 31, 1997 important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to these cautionary statements.


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS


General

  This report on Form 10-Q for the first quarter of fiscal year 1998 ("March 10-Q"), due on May 15, 1998, is being filed on or about November 19, 1998. The Company filed a report on Form 10-K for the fiscal year ending December 31, 1997 ("1997 10-K"), due on March 30, 1998, on October 7, 1998 and subsequently filed a report on Form 10-K/A for the fiscal year ending December 31, 1997 ("1997 10-K/A") on October 20, 1998. Both the 1997 10-K and 1997 10-K/A contained financial statements and accompanying notes that had not been audited by an independent accountant. The Company has not yet filed reports due on Form 10-Q for the quarters ending June 30, 1998 and September 31,1998. This filing should be read in conjunction with the more extensive information provided in the Company's 10-K/A for fiscal year 1997 concerning that year and subsequent events in fiscal year 1998.

  The delays and, in the case of the 1997 10-K and 1997 10-K/A, absence of the required audit have been associated with substantial changes in the Company's management and operations. In the Summer of 1997, the Company discontinued its principal business activity the development of the Universal Internet Television Interface and Electronic Device technologies and acquired Skysite Communications Corporation, Inc. The Company filed a report on Form 10-K for the year ended December 31, 1996 on May 15, 1997 that describes the discontinued development program. As a result, the Registrant's business presently consists solely of the operation of its wholly owned "Skysite" subsidiary that is engaged in the satellite based telecommunications business. The Company filed a report on Form 8-K on July 2, 1997 that reported these changes in its operations. During the Spring of 1998, the Company relocated its headquarters from Burbank, California to Chevy Chase, Maryland and replaced its two principal officers in order to more effectively pursue its new opportunities. Management believes that it is addressing the effect of these changes on financial and other operations and intends to achieve compliance with filing requirements under the Securities Exchange Act of 1934 (the "Exchange Act") as soon as practically possible. However as of the date of this report, the Company is not in compliance with the filing requirements of the Exchange Act as discussed in the paragraph above.

  The Company's independent accountant in fiscal year 1996, Blackman, Kallick Bartelstein, LLP, declined to stand for reelection as the Company's auditors, effecting its decision through a letter dated September 24, 1997. The Company filed a report on Form 8-K on December 3, 1997 that discloses the declination. Arthur Andersen LLP was engaged on June 1, 1998 to perform an audit of the Company's consolidated balance sheet and related financial statements for the fiscal year ended December 31, 1997. On September 30, 1998, Arthur Andersen LLP resigned as the Company's auditors. The Company filed reports on Form 8-K on June 5, 1998 and October 7, 1998 that announced these events. On October 15, 1998, the Company engaged Reznick Fedder and Silverman P.C. to perform an audit of the Company's consolidated balance sheet and related financial statements for the fiscal year ended December 31, 1997 that is now in progress. The Company filed a report on Form 8-K on October 20, 1998 that disclosed the engagement.

Risk Factors

  The Company has incurred significant operating losses in every fiscal period since inception. In August 1997, in connection with the acquisition of Skysite, the Company terminated its production of the UITI and ED technologies and concentrated its business on the global satellite communications market.
Skysite was incorporated in August 1995 and has only limited operating history. The Company is thus subject to the risks inherent in the establishment and growth of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that Skysite markets and an increasing number of market competitors. For the year ended December 31, 1997, the Company's operating loss was $5,144,888. The Company expects to incur substantial quarterly operating losses through 1998 and possibly longer. The Company has discussed risk factors in its report filed on Form 10-K/A for fiscal year 1997 on October 20, 1998.


Results Of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

  The Company had $299,447 in revenue from sales of satellite equipment and services in the first quarter of fiscal 1998 compared to no such revenue in the first quarter of fiscal 1997. This increase resulted entirely from the Company's acquisition of Skysite Communications Corporation, Inc. in August, 1997. Skysite is a provider of satellite based telecommunications services and products which utilize satellite based voice/data fax technology. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could have been adversely affected by trade accounts payable of approximately $1.73 million at the end of the first quarter of fiscal 1998.

  Costs of goods sold was $215,525 in the first quarter of fiscal 1998 compared to no cost of goods sold in the first quarter of fiscal 1997. These costs were associated with the sales generated by Skysite.

  Sales and marketing expense in the first quarter of fiscal 1998 was $190,815 compared to no such expense in the first quarter of fiscal 1997. These costs were due to the operational expense incurred by Skysite.

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $538,982 in the first quarter of fiscal 1998, compared to $499,230 in the first quarter of fiscal 1997. This increase of $39,752 was principally due to the general and administrative expenses associated with operating Skysite that were largely offset by reductions in staff at the Company's headquarters.

  The Company granted stock options to various employees and other individuals during the first quarter of fiscal 1998. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $99,788. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

  Net loss for the first quarter of fiscal 1998 was $782,895 as compared to $633,167 in the first quarter of fiscal 1997. The increase in the loss of $149,728 was primarily due to the fact that the increase in sales and marketing expense for Skysite was greater than the gross margin dollars contributed by Skysite.

Liquidity and Capital Resources

  During the first quarter of fiscal 1998, cash and cash equivalents declined by approximately $474,304 primarily due to the net use of approximately $518,807 in operations. In addition, a loan for $136,000 was made to a firm which the Company was considering acquiring. These uses of cash were partially offset by the issuance of preferred stock netting cash to the Company of approximately $185,805. The Company's anticipated cash requirements as of March 31, 1998 exceeded the funds then available.

  The Company's operations continue to use cash in excess of the amounts they produce and are expected to do so at least for the remainder of this fiscal year. Additional cash has been required from non-operating sources to support operational requirements as well as any other cash required, such as for possible acquisitions. The Company has sold additional preferred shares to meet operational cash requirements and the proceeds of such sales have been sufficient to allow it to meet its current liquidity requirements. The Company expects to make additional offers of stock to support future operations and acquisitions but there can be no assurance such offerings will be consummated or that the proceeds thereof will be adequate to meet the Company's requirement.

  Series A Preferred Stock: In December 1996 and again in August 1997, the Company entered into an agreement with a placement agent to raise equity financing solely from non-U.S. persons as defined in Regulation S promulgated by the U.S. Securities and Exchange Commission through private offerings of the Company's 8 percent cumulative convertible preferred stock ("Series A Preferred Stock"), $0.01 par value per share. The Series A Preferred Stock is nonvoting. For each two shares of Series A Preferred Stock, an investor also received a warrant to purchase one share of the Company's Common Stock.

  The first offering period, according to the December 1996 offering memorandum, was to expire on June 30, 1997. However, the Company closed that offering in February of 1997 after selling 2,031,832 shares of Series A Preferred Stock with 1,015,916 warrants for a total consideration of $3,047,748. In August of 1997, the Company again offered its Series A Preferred Stock and warrants with the offering period to expire March 31, 1998. The August 1997 memorandum was subsequently amended and the offering period was extended to July 31, 1998. The Company raised $3,460,500 through the issuance of 2,307,000 additional shares of Series A Preferred Stock and 1,153,500 warrants. The Company raised a total of $6,508,248 through the issuance of 4,338,832 total shares of Series A Preferred Stock in the two offering. Of this, $210,000 was raised through the issuance of 140,000 shares during the first quarter of fiscal year 1998.

  For every two Series A preferred shares purchased, the stockholder received one warrant (which shall expire three years after the date of execution of the subscription agreement) to purchase one share of common stock at an exercise price of $3.00 per share (the "Series A Preferred Stock Warrants"). The Series A Preferred Stock Warrants shall become exercisable in the same increments and on the same dates that the conversion rights with respect to the shares to which they are attached become vested, as described below. As of March 31, 1998, a total of 1,511,116 warrants had been issued. No warrants were exercised through March 31, 1998.

  The Company has allocated the equity raised in the Series A Preferred Stock Offer between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company has allocated approximately $2,868,000 to the preferred stock and $3,640,000 to the warrants for the entire proceeds received under Series A through closing at July 31, 1998.

  Series A preferred stockholders have the right to convert each share into one share of common stock as follows: a) 25 percent of the shares 90 days following the date the shares were issued (the "Series A Initial Conversion Date") and b) 25 percent of the shares at the end of each of the three consecutive 90-day periods following the Series A Initial Conversion Date. No conversion of Series A Preferred Stock to common stock was made through March 31, 1998.

  Six months after the date of issuance of the Series A preferred shares, the Company shall have the option to require the preferred stockholder to convert each of such shares into one share of common stock. Upon such conversion, all of the Series A Preferred Stock Warrants attached to such shares shall become fully exercisable.

  Each Series A preferred stockholder is entitled to receive quarterly dividends on the last day of March, June, September and December in an amount equal to 8 percent per annum of the stated value of the Series A Preferred stock.
Dividends totaling $113,985 were paid in 1997. Additionally, the Company has recognized dividends payable totaling $225,396 as of March 31, 1998.

  On the date of issuance of some of the Series A Preferred Stock, the purchase price of the shares was less than the quoted market price of the Company's common stock. Accordingly, the intrinsic value of this beneficial conversion feature (approximately $7,650,000) is being accreted to preferred stock over the conversion rights period. Accretion of the beneficial conversion feature as of March 31, 1998, totaled $1,427,780 and is reflected as an increase in the carrying value of the preferred stock and a dividend charge against retained earnings.

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

  Under the terms of the Placement Agent Agreement related to Series A, the Placement Agent is entitled to (1) a Placement Fee based on a percentage of capital raised, (2) options to purchase common stock of the Company and (3) five percent of the proceeds related to exercise of warrants issued with the Series A preferred shares. The total fees earned and the value of the options granted through the closing at July 31, 1998, amounted to $5,661,320. In accordance with the Placement Agent Agreement, on March 6, 1997, the placement agent was granted 2,800,000 options to purchase common stock of the Company at $.3125 per share. On December 12, 1997, these options were canceled and the Company granted the placement agent 2,800,000 new options, for which the placement agent could exchange each option for .85 share of the Company's stock upon registration. The Company calculated the fair value of the options granted on March 6, 1997, to be $4,256,000. On December 12, 1997, the Company valued the new options to be $4,902,800. The Company has recognized the value of the new options and the percentage fee earned by the placement agent and recorded this amount, which totaled $5,410,057, for the year ended December 31, 1997, as stock issuance cost, which is reflected as a reduction of additional paid-in capital. In addition, if all warrants issued in the Series A offering are exercised, the placement agent's 5 percent fee would increase by approximately $325,000.

  Series B Preferred Stock: In April 1998, the Company created a Series B issue of Preferred Stock, which it offered in a Regulation D Private Placement. The Company offered 3,000 shares of the 10,000,000 authorized shares of Preferred Stock at a purchase price of $1,000 per share. Each share had a stated value of $1,000 and no par value ("Series B Preferred Stock"). The offer of Series B Preferred Stock closed on May 28, 1998. The Company issued all 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company. The Series B Preferred Stock will not pay dividends and is nonvoting stock.

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

  The Company has allocated the equity raised in the offerring of the Series B Preferred Stock between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company will allocate approximately $955,000 to the preferred stock and $2,045,000 to the warrants.

  Each holder of Series B Preferred Stock will have the right to convert their shares as follows: a) 50 percent of the shares on the effective date of registration ("Series B Conversion Date") at the Series B Conversion Price (lesser of (i) 25 percent off the five-day average Closing Bid Price for the Company's common stock immediately before conversion or (ii) 100 percent of Closing Bid Price for the Company's common stock on the date of closing, but not less than $.50 per share of the Company's common stock) and b) 50 percent of the shares on the 45th day after the effective date of registration at the Conversion Price. The holder shall be entitled to an additional discount privilege equal to one percent (1%) per month, or fraction of a month, from the time of closing until the Series B Conversion Date for any conversion thirty
(30) days after the Series B Conversion Date and one-half percent (.5%) per month or fraction of a month for any conversions thereafter ("Series B Additional Discount"). All shares outstanding on May 1, 2001, will be automatically converted into common stock in accordance with the Conversion Formula, at the Conversion Price.

  The Company will have the right, in its sole discretion, to redeem in whole or in part any shares of Series B Preferred Stock submitted for conversion. The redemption price per share of common stock after conversion of the Series B Preferred Stock shall be calculated as 133 percent of the face value plus any accrued Series B Additional Discount.

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

  Under the terms of the Placement Agent Agreement related to the issuance of Series B Preferred Stock, the Placement Agent was paid fees equal to 11 percent of the funded amount of $3 million or $330,000 for the placement of the 3,000 shares of Series B Preferred Stock, 50,000 shares of common stock of the Company, valued at approximately $200,000 as of the closing date, for establishing the Put Equity Line of Credit and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series B Preferred Stock investors' warrants, valued at approximately $815,000 as of the closing date. In addition, as the Company, at its sole discretion, utilizes the Put Equity Line of Credit, the Placement Agent will receive a fee of 8 percent of the cash actually invested at each funding. If the entire Line of Credit is used, the Placement Agent would earn an additional $240,000.

  Series C Preferred Stock: In August 1998, the Company created a Series C issue of Preferred Stock. The Company offered 4,000 shares of the 10,000,000 authorized shares of Preferred Stock at a purchase price of $1,000 and no par value ("Series C Preferred Stock"). When the offering ended on September 1, 1998, the Company had issued 3,000 shares for $3,000,000, resulting in
$2,670,000 net cash proceeds to the Company.   The Series C Preferred Stock will
not pay dividends and is nonvoting stock.

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

  The Company has allocated the equity in the offer of the Series C Preferred Stock raised between the preferred stock and the related warrants. Based on the valuation of each on the date of issuance, the Company will allocate $1,802,000 to the preferred stock and $1,198,000 to the warrants.

  Fifty percent of each share of Series C Preferred Stock shall be convertible on the earlier of the effective date of registration of the Company's common stock ("Series C Conversion Date") or one-hundred and twenty (120) days from the closing of the Series C Preferred Stock Offering, the remaining fifty percent shall be convertible on the earlier of the forty-fifth day after the effective date of registration or one-hundred and sixty-five (165) from the closing of the Series C Preferred Stock Offering. The Series C Conversion Price will be either the discounted price (twenty-five percent off of the five-day closing bid price) or $3.94, whichever is less. However, in no event shall the conversion price be less than $1.875 per share. In the event the stock is trading below $1.875, the floor price will be adjusted to the lowest closing bid price for the Company's common stock during such five-day period from which the holder shall be entitled to an additional discount. The holder shall be entitled to an additional discount privilege equal to one percent (1%) per month, or fraction of a month, from the time of closing until the Series C Conversion Date for any conversion thirty (30) days after the Series C Conversion Date and one-half percent (.5%) per month or fraction of a month for any conversions thereafter ("Series C Additional Discount"). All shares outstanding on June 1, 2001, will be automatically converted into Common Stock on such date in accordance with the Conversion Formula and the Series C Conversion Price then in effect.

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

  On the date of issuance of the Series C Preferred Stock, the conversion price of certain of the Series C Preferred Stock was less than the quoted market price of the Company's common stock. Accordingly, had the shares been converted as of the issuance date, the intrinsic value of this beneficial conversion feature would have been approximately $263,000. The eventual accretion of the intrinsic value of the beneficial conversion feature will be measured at the date of conversion and will be recorded as an increase in the carrying value of the Series C Preferred Stock and a dividend charge to retained earnings over the conversion rights period.

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


Recent Accounting Pronouncements not yet Adopted

  In April 1998, the AICPA also issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities including pre-operating, pre-opening and other organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred start-up costs must be expensed. Management does not expect the adoption of SOP 98-5 to have a material effect on results of operations or financial condition.


PART II  OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS


  William H. Buck v. Viscorp & Visual Information Services Corp.  On or about
  -------------------------------------------------------------
June 2, 1997, the Company filed a complaint against William H. Buck , the Company's former Chief Executive Officer and Director, in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 3390, entitled Viscorp and Visual Information Services Corp. v. William H. Buck,
               ----------------------------------------------------------------
alleging breach of fiduciary duty, breach of employment agreement, accounting as to severance agreement and conspiracy to defraud arising out of Mr. Buck's
conduct as Chief Executive Officer of the Company.   On June 23 1997, Mr. Buck
filed a complaint against Viscorp, et. al., in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 4480. Mr. Buck sought a declaratory judgment permitting him to sell 220,000 shares of Common Stock of the Company. On September 19, 1997, Mr. Buck filed a counterclaim against the Company, alleging partial rescission of his severance agreement, dated January 8, 1997, breach of severance agreement, rescission of lock-up agreement, breach of lock-up agreement and tortious interference with economic advantage. On November 12, 1997, Raquel Velasco filed a complaint against the Company, in the United States District Court, Northern District of Illinois, Eastern Division, Case Number 97-C-7897, entitled Raquel Velasco v. Viscorp
                                                  -------------------------
seeking $220,000 in damages and expenses from alleged rescission for breach of written severance agreement, or in the alternative, breach of severance agreement. On June 9, 1998, the Company filed a counterclaim against Ms. Velasco relating to her alleged employment agreement with the Company. The aforementioned matters were consolidated for purposes of discovery. On August 31, 1998, the Company entered into settlement agreements with Mr. Buck and Ms. Velasco. Pursuant to the Company's settlement agreement with Mr. Buck, Mr. Buck is permitted to sell

350,000 shares of the Company's common stock that he already owns, pursuant to a tradeability schedule. Mr. Buck returned all other shares to the Company for cancellation. Mr. Buck's stock options have been canceled. Pursuant to the Company's settlement agreement with Ms. Velasco, Ms. Velasco received 350,000 shares of the Company's common stock, formerly held by Mr. Buck, also subject to a tradeability schedule. Ms. Velasco has also been granted an option to purchase certain property from the Company, including the ED and UITI technologies, for $50,000.

  Visual Information Service Corp. v. Interactive Video Publishing, Inc.  On
  ---------------------------------------------------------------------
July 25, 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California, San Jose Division, case number C 96-20593 RMW (EAI), against Interactive Video Publishing, Inc., David Serlin, Steve Owens and Kaori Kuwata ("Defendants") for injunctive relief and damages of approximately $7 million for misappropriation of trade secrets, conversion and breach of fiduciary duty. Defendants filed counterclaims for declaratory relief, intentional interference with economic advantage, breach of contract and unfair competition claiming damages yet to be determined. On November 20, 1996, David Serlin and Marvin Lerch filed suit against the Company and its former officer, Jerome Greenberg, in the United States District Court, Northern District of California, San Jose Division. The case is captioned Serlin v.
                                                                   ---------
Visual Information Service Corp., case number C 96-21073. David Serlin and
-------------------------------
Marvin Lerch claimed damages in excess of $6.5 million in connection with the alleged breach of their employment contracts, alleging breach of employment contracts, breach of the implied covenant of good faith and fair dealing, fraud, deceit and negligent misrepresentation among several causes of action. On June 25, 1997, a settlement conference was held in Visual Information Service Corp v.
                                              ----------------------------------
Interactive Video Publishing, Inc. and Serlin v. Visual Information Service
---------------------------------     -------------------------------------
Corp. and a settlement was reached with all parties in both actions. On September 26, 1997, Messrs. Serlin and Lerch entered into a settlement agreement with the Company whereby the Company agreed to pay Messrs. Serlin and Lerch $25,000 each, and granted each 400,000 stock options with an exercise price of $1.50. The Company is currently unable to comply with terms of the settlement agreement because the shares underlying the stock options have not yet been registered.

  Donald Gilbreath v. USDI, Viscorp and Corporate Stock Transfer, Inc.  On
  -------------------------------------------------------------------
December 19, 1997, Donald Gilbreath, a former director of the Company, filed a complaint against the Company in the United States District Court, District of Colorado, Case No. 97-WY-2667-CB, alleging a claim against the Company for failing to remove restrictive legends on shares owned by Mr. Gilbreath. Mr. Gilbreath requested that the Court hold that he was the lawful owner of 1,000,000 unrestricted shares of Common Stock of the Company, and 237,800 unrestricted options to acquire common shares. On July 2, 1998, the Company entered into a settlement agreement with Mr. Gilbreath, whereby 500,000 of Mr. Gilbreath's shares in the Company will be unrestricted, and Mr. Gilbreath will retain 75,000 options, which must be exercised by January 1, 1999. Pursuant to the settlement agreement, the remaining 500,000 shares have been canceled. Further, Mr. Gilbreath is permitted to sell his shares pursuant to a tradeability schedule.

  Roger and Bonnie Remillard v. U.S. Digital Communications, Inc. f/k/a Viscorp
  -----------------------------------------------------------------------------
and Corporate Stock Transfer, Inc.  On or about June 1, 1998, Roger and Bonnie
---------------------------------
Remillard filed a complaint in the United States District Court, District of Colorado, Case No. 98-WY-1217-CH, alleging that the Company failed to remove restrictive legends from the Remillards' shares in the Company, in violation of Nevada Revised Statute 104.8401. Pursuant to a settlement agreement, dated July 2, 1998, the Remillards retained 820,000 shares of the Company's Common Stock. Further, the Remillards retained 200,000 out of 288,000 stock options, which must be exercised before January 1, 1999. The Remillards are permitted to sell their shares pursuant to a tradeability schedule.

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

  Cochran Ranch, ITG and Rubin Kitay v. U.S. Digital Communications Inc. and
  --------------------------------------------------------------------------
Larry Siegel.  In January 1998, plaintiffs, former shareholders of Skysite,
------------
filed a request for mediation and demand for arbitration with the American Arbitration Association in Los Angeles, California, case number 72 174 00098 98 GS, requesting mediation and arbitration in connection with the Company's alleged breach of the Agreement and Plan of Reorganization, dated June 20, 1997,
whereby the Company acquired Skysite.   Plaintiffs alleged that the Company
failed to issue shares in consideration of the acquisition. On May 28, 1998, plaintiffs and the Company settled this dispute pursuant to the amendment to agreement and plan of reorganization. See "Notes to Condensed Consolidated Financial Statements (Unaudited) (2) Acquisition."

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

  David Rosen v. U.S. Digital Communications, Inc.  On July 27, 1998, David
  -----------------------------------------------
Rosen, a former employee and consultant of the Company, filed a complaint against the Company in the California Superior Court, County of San Francisco, case number 996762, in connection with his alleged employment contract and his employment termination. Mr. Rosen alleged breach of contract, breach of the covenant of good faith and fair dealing, violation of California Labor Code Sections 201, 226 and 227, and conversion. Mr. Rosen seeks severance pay and other damages in excess of $100,000. Discovery has not yet begun.

  CBS (formerly Westinghouse) v. Skysite.  On April 1, 1998, CBS filed a
  ---------------------------------------
complaint, in Los Angeles County Superior Court, case number 188569, alleging that Skysite breached a distribution agreement with CBS dated December 21, 1996, and a subsequent settlement agreement between CBS and Skysite, dated March 6, 1997, seeking monies allegedly owed under the distribution agreement. In June 1998, CBS and the Company entered into a settlement agreement whereby Skysite agreed to pay CBS $430,000, which was paid soon thereafter.

  Witter Publishing v. Skysite.  On February 6, 1997, Witter Publishing filed a
  ----------------------------
complaint in Los Angeles Municipal Court, case number 97K02741, alleging open book account and account stated, and seeking money damages. On December 12, 1997, Witter Publishing and Skysite entered a stipulation for entry of judgment whereby Skysite agreed to pay Witter Publishing $19,038 between December 20, 1997 and November 20, 1998.

  PR Newswire Association, Inc. v. Skysite.  On November 12, 1997, PR Newswire
  ----------------------------------------
filed a complaint against Skysite in New Jersey Superior Court, Hudson County, docket number DC - 10873 - 97, alleging a breach of contract and seeking damages of $6,590. In January 1998, Skysite agreed to pay PR Newswire payments totaling $5,044, and the case has been dismissed.

  Tom Soumas v. Skysite.  On October 6, 1997, Tom Soumas, a former employee of
  ---------------------
Skysite, filed a complaint with the Labor Commissioner of the State of California, seeking damages for vacation pay and wellness days he alleges he was due upon termination, in the amount of $9,300. A hearing on Mr. Soumas' claim was held on June 2, 1998, pursuant to which the Labor Commissioner issued a decision in favor or Mr. Soumas in the amount of $2,500.

  Penwell Publishing v. Skysite.  On March 5, 1997, plaintiff filed a complaint
  -----------------------------
in the Tulsa County, Oklahoma District Court, Case Number CJ 9701105, alleging actions for open account and breach of contract resulting from the Company's alleged obligation to place certain advertisements in Penwell Publications. Plaintiff seeks damages of $36,217.

  Intelligent Data Systems, Inc.  On August 4, 1998, counsel for Intelligent
  -----------------------------
Date Systems, Inc. ("IDS") made a demand on the Company for (i) rescission of a technology licensing agreement dated January 1, 1995 and (ii) return of consideration to IDS, in the amount of $968,750. No complaint has been filed.

  Tom Soumas.  In a letter dated August 31, 1998, counsel for Tom Soumas made a
  ----------
demand on the Company in connection with the Company's acquisition of Skysite. No lawsuit has been filed and no damages have been alleged. The Company is unable to express an opinion as to the outcome of this matter as no lawsuit has been filed and the Company has made no independent investigation of potential claims, defense and counterclaims. If a lawsuit is ever filed, it will be vigorously defended.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


  The Company filed Form 8-K on February 19, 1998 to announce that the Company had decided in fiscal year 1997 to discontinue the development of the Universal Internet Television Interface and Electronic Device technologies described under the section entitled "Business" in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. As a result, the Registrant's business presently consists solely of the operation of its wholly owned subsidiary
Skysite Communications Corporation.   The filing also reported that the Company
had not yet replaced its prior auditor.

  The Company filed Form 8-K on June 5, 1998 to announce that it had engaged Arthur Andersen LLP to perform an audit of its consolidated balance sheet for the fiscal year ended December 31, 1997.

  The Company filed Form 8-K on July 8, 1998 to announce that Jerome Greenberg resigned from his position as a director of the Company.

  The Company filed Form 8-K on August 20, 1998 to report developments in its negotiations with EuroTelecomm Communications, Inc. on its possible acquisition of that company, to disclose sales of Series A Preferred Stock, to disassociate itself from unauthorized projections of its earnings and to make further disclosure of its engagement of Arthur Andersen LLP to perform an audit of its consolidated balance sheet for the fiscal year ended December 31, 1997.

  The Company filed Form 8-K on October 7, 1998 to announce that Arthur Andersen LLP had resigned as its auditor.

  The Company filed a Form 8-K on October 20, 1998 to announce that it had engaged Reznick Fedder and Silverman P.C. to perform an audit of the its financial statements for the fiscal year ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    U.S. Digital Communications, Inc.



Date: November 12, 1998             /s/ ROBERT J. WUSSLER
     ------------------             ------------------------------------
                                    Robert J. Wussler
                                    (President, Chief Executive Officer
                                    and Director (Principal Executive
                                    Officer))


Date: November 12, 1998             /s/ EDWARD J. KOPF
     ------------------             ------------------------------------
                                    Edward J. Kopf
                                    (Executive Vice President and Chief
                                    Operating Officer
                                    (Principal Financial and Accounting
                                    Officer))