Form 10-Q
period 1998-06-30
U S DIGITAL COMMUNICATIONS INC
filed 1998-11-20
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

================================================================================

                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.
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

                            YES              No    X
                                --------        --------

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 16,849,200 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF JUNE 30, 1998

PART I:     FINANCIAL INFORMATION

ITEM I:     FINANCIAL STATEMENTS

                       U.S. DIGITAL COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS
                                                                                         June 30,         December 31,
                                                                                           1998              1997
                                                                                        -----------       ------------
Current assets:
     Cash and cash equivalents                                                         $  2,005,515       $    545,790
     Trade accounts receivable, net                                                         126,220            209,073
     Inventory                                                                               43,942            107,967
     Note receivable                                                                        421,000             25,000
     Prepaid expenses                                                                       111,482             17,436
                                                                                       ------------       ------------
          Total current assets                                                            2,708,159            905,266

     Investments                                                                             29,900              9,750

     Property and equipment, net                                                            112,591            122,500

     Intangible assets, net                                                               1,570,449          1,758,903

     Other noncurrent assets                                                                 34,010             13,032
                                                                                       ------------       ------------

     Total assets                                                                      $  4,455,109       $  2,809,451
                                                                                       ============       ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                                1,186,246          1,770,208
     Deferred revenue                                                                        59,902            107,267
     Dividends payable                                                                      324,610            135,931
     Stockholder loans                                                                      962,385            962,385
     Accrued interest on stockholder loans                                                  182,748            144,252
     Notes payable                                                                          913,443            313,290
     Minimum royalty obligation                                                             450,000            450,000
     Due to former officers and stockholders                                                901,522          1,080,022
                                                                                       ------------       ------------
          Total current liabilities                                                       4,980,856          4,963,355

Notes payable (net of current portion)                                                       14,835             17,785
                                                                                       ------------       ------------

          Total liabilities                                                               4,995,691          4,981,140
                                                                                       ------------       ------------

Commitments and contingencies

Stockholders' (deficit):
     Preferred stock -- $.01 par, 10,000,000 shares authorized; 4,164,232 and
          2,882,232 issued and outstanding at June 30, 1998 and December 31, 1997         8,157,176          4,105,607
     Common stock --  $0.01 par, 50,000,000 shares authorized; 22,751,400 and
          22,298,000 outstanding at June 30, 1998 and December 31, 1997                     227,514            222,980
     Additional paid-in capital                                                          10,285,643         12,422,255
     Common stock warrants                                                                4,988,539          1,581,337
     Accumulated other comprehensive loss                                                   (11,050)           (31,200)
     Treasury stock (5,902,200 shares of common stock, at cost)                                 (10)               (10)
     Deferred compensation                                                                       -              (3,744)
     Shares to be issued (including additional paid in capital)                           1,222,700          1,222,700
     Stockholders' receivable                                                              (200,000)          (200,000)
     Accumulated deficit                                                                (25,211,094)       (21,491,614)
                                                                                       ------------       ------------

          Total stockholders' (deficit)                                                    (540,582)        (2,171,689)
                                                                                       ------------       ------------

          Total liabilities and stockholders' (deficit)                                $  4,455,109       $  2,809,451
                                                                                       ============       ============

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                       ----------------------------      ---------------------------
                                                           1998             1997            1998            1997
                                                       -----------      -----------      -----------     -----------
Sales:
    Equipment                                          $    50,035                -      $   194,356               -
    Services                                               176,675                -          331,801               -
                                                       -----------      -----------      -----------     -----------
        Total sales                                        226,710                -          526,157               -

Cost of goods sold                                         158,761                -          374,286               -
                                                       -----------      -----------      -----------     -----------
        Gross margin                                        67,949                -          151,871               -
                                                       -----------      -----------      -----------     -----------
Operating expenses:
    Sales and marketing                                    198,609                -          389,424               -
    General and administrative                           1,170,752        1,206,332        1,709,734       1,705,562
    Stock option compensation                              253,787          602,088          353,575         707,560
                                                       -----------      -----------      -----------     -----------
        Total operating expenses                         1,623,148        1,808,420        2,452,733       2,413,122
                                                       -----------      -----------      -----------     -----------
Loss from operations                                    (1,555,199)      (1,808,420)      (2,300,862)     (2,413,122)
                                                       -----------      -----------      -----------     -----------

Other income (expense):
    Interest expense                                       (60,727)         (39,460)         (97,978)        (67,925)
    Interest and other income                               17,575           16,074           17,594          16,074
    Income (loss) on repayment of debt                     167,881          (85,700)         167,881         (85,700)
    Loss on investments                                          -           (9,050)               -          (9,050)
                                                       -----------      -----------      -----------     -----------
        Total other income (expense), net                  124,729         (118,136)          87,497        (146,601)
                                                       -----------      -----------      -----------     -----------

Net loss                                                (1,430,470)      (1,926,556)      (2,213,365)     (2,559,723)

Dividends on preferred stock                            (1,368,470)        (413,359)      (1,505,715)       (818,793)
                                                       -----------      -----------      -----------     -----------

Net loss available to common stockholders              $(2,798,940)     $(2,339,915)     $(3,719,080)    $(3,378,516)
                                                       ===========      ===========      ===========     ===========

Net loss per common share:
    Basic                                              $     (0.17)     $     (0.11)     $     (0.23)    $     (0.15)

    Diluted                                            $     (0.17)     $     (0.11)     $     (0.23)    $     (0.15)

    Weighted average shares of common
       stock outstanding                                16,576,751       22,128,000       16,511,782      22,128,000

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)



                                                    Preferred Stock                     Preferred Stock
                                                      Series A                               Series B
                                              ---------------------------------      ---------------------------------

                                                  Shares             Amount             Shares             Amount
                                              --------------     --------------      --------------     --------------
BALANCE, DECEMBER 31, 1997                         2,882,232     $    4,105,607                   -      $           -

Issuance of stock in legal settlement
Sale of stock for cash in option exercise                  -                  -                   -                  -
Sale of Series A Preferred Shares and
  Warrants for cash                                1,280,000            142,800                   -                  -
Sale of Series B Preferred Shares and
  Warrants for cash                                        -                  -               2,000            913,331
Put option related to Sale of Series B                     -                  -                   -                  -
Preferred Stock                                            -                  -                   -          1,678,000
Preferred dividends and beneficial
  conversion feature                                       -          1,317,438                   -                  -
Deferred compensation related to grant of
  stock options                                            -                  -                   -                  -
Amortization of deferred compensation
Other comprehensive income                                 -                  -                   -                  -
Stock issuance cost                                        -                  -                   -                  -
Net Loss                                                   -                  -                   -                  -
                                              --------------     --------------      --------------     --------------

BALANCE, JUNE 30, 1998                             4,162,232     $    5,565,845               2,000     $    2,591,331
                                              ==============     ==============      ==============     ==============

                                                         Common Stock
                                                           Par Value                   Additional           Common
                                              ---------------------------------         Paid-In              Stock
                                                  Shares            Amount              Capital             Warrants
                                              --------------     --------------      --------------     --------------
BALANCE, DECEMBER 31, 1997                        22,298,000     $      222,980      $   12,422,255     $    1,581,337

Issuance of stock in legal settlement                150,000     $        1,500             177,000
Sale of stock for cash in option exercise            270,000              2,700             119,175                  -
Sale of Series A Preferred Shares and                                                                        1,777,200
  Warrants for cash                                        -                  -
Sale of Series B Preferred Shares and                                                                        1,086,669
  Warrants for cash                                        -                  -                   -
Put option related to Sale of Series B                     -                  -                                      -
Preferred Stock                                            -                  -          (1,678,000)
Preferred dividends and beneficial                                                                                   -
  conversion feature                                       -                  -                   -
Deferred compensation related to grant of                                                                            -
  stock options                                            -                  -             349,831
Amortization of deferred compensation                                                                                -
Other comprehensive income                                 -                  -                   -
Stock issuance cost                                   33,400                334          (1,104,618)           543,333
Net Loss                                                   -                  -                   -                  -
                                              --------------     --------------      --------------     --------------

BALANCE, JUNE 30, 1998                            22,751,400     $      227,514      $   10,285,643     $    4,988,539
                                              ==============     ==============      ==============     ==============




                                                      Accumulated
                                                        Other
                                                     Comprehensive            Treasury Stock                 Deferred
                                                                       -------------------------------   ---------------
                                                     Income (Loss)         Shares           Cost           Compensation
                                                     --------------    --------------   --------------    --------------
BALANCE, DECEMBER 31, 1997                           $      (31,200)       (5,902,200)   $         (10)   $       (3,744)

Issuance of stock in legal settlement
Sale of stock for cash in option exercise
Sale of Series A Preferred Shares and
Warrants for cash                                                                  -                 -                 -
Sale of Series B Preferred Shares and
Warrants for cash
Put option related to Sale of Series B
 Preferred Stock                                                  -                -                 -                 -
Preferred dividends and beneficial
 conversion feature                                               -                -                 -                 -
Deferred compensation related to grant of
 stock options                                                                     -                 -          (349,831)
Amortization of deferred compensation                                              -                 -           353,575
Other comprehensive income                                   20,150                -                 -                 -
Stock issuance cost                                                                -                 -                 -
Net Loss                                                          -                -                 -                 -
                                                     --------------    --------------   --------------    --------------

BALANCE,  JUNE 30, 1998                              $      (11,050)       (5,902,200)   $          (10)  $            -
                                                     ==============    ==============    ==============   ==============



                                                         Shares                                               Total
                                                          to be         Stockholders'     Accumulated       Stockholders'
                                                         Issued          Receivable         Deficit           Deficit
                                                     --------------    --------------    --------------    --------------
BALANCE, DECEMBER 31, 1997                           $    1,222,700     $    (200,000)   $  (21,491,614)   $   (2,171,689)

Issuance of stock in legal settlement                                                                             178,500
Sale of stock for cash in option exercise                                                                         121,875
Sale of Series A Preferred Shares and
Warrants for cash                                                 -                 -                 -         1,920,000
Sale of Series B Preferred Shares and
Warrants for cash                                                                                               2,000,000
Put option related to Sale of Series B
 Preferred Stock                                                  -                 -                 -                 -
Preferred dividends and beneficial
 conversion feature                                               -                 -        (1,506,115)         (188,677)
Deferred compensation related to grant of
 stock options                                                    -                 -                 -                 -
Amortization of deferred compensation                             -                 -                 -           353,575
Other comprehensive income                                        -                 -                 -            20,150
Stock issuance cost                                               -                 -                 -          (560,951)
Net Loss                                                          -                 -        (2,213,365)       (2,213,365)
                                                     --------------    --------------    --------------    --------------

BALANCE,  JUNE 30, 1998                              $    1,222,700    $     (200,000)   $  (25,211,094)   $     (540,582)
                                                     ==============    ==============    ==============    ==============

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                         -------------------------------
                                                                              1998             1997
                                                                         -------------     -------------
Cash flows from operating activities:
    Net loss                                                             $  (2,213,365)    $  (2,559,723)

    Adjustments to reconcile net loss to net cash used in
       operating activities--
    Depreciation and amortization                                              207,174            19,681
    Stock option compensation                                                  353,575           707,560
    Loss on investment                                                               -             9,050
    Loss on repayment of debt                                                        -            85,700
    Changes in assets and liabilities:
        Decrease in trade accounts receivable, net                              82,853                 -
        Decrease in other receivables                                                -             7,390
        Decrease in inventory                                                   64,025                 -
        Decrease (increase) in prepaid expenses                                (94,046)          (33,826)
        (Increase) Decrease in other noncurrent assets                         (20,978)           (3,000)
        (Decrease) increase in accounts payable and accrued expenses          (583,962)         (768,786)
        Decrease in deferred revenue                                           (47,365)                -
        Increase in accrued interest on stockholder loans                       38,496            19,682
        Increase in in due to former officers and stockholder                        -           698,000
                                                                         -------------     -------------

            Total adjustments                                                     (228)          741,451
                                                                         -------------     -------------

            Net cash used in operating activities                           (2,213,593)       (1,818,272)
                                                                         -------------     -------------

Cash flows from investing activities:
    Advances to non-affiliates                                                (396,000)                -
    Purchase of investments                                                          -          (100,000)
    Advances to Skysite prior to acquisition                                         -          (198,481)
    Capital expenditures                                                        (8,810)          (58,394)
                                                                         -------------     -------------

            Net cash used in investing activities                             (404,810)         (356,875)
                                                                         -------------     -------------

Cash flows from financing activities:
    Borrowings from stockholders                                               600,000           120,000
    Principal payments under notes payable                                      (2,797)           (4,794)
    Proceeds from issuance of preferred stock and warrants                   3,920,000                 -
    Proceeds from issuance of common stock                                     121,875         3,047,749
    Payment of dividends on preferred stock                                          -          (113,985)
    Payment of stock issuance costs                                           (560,950)         (346,503)
    Repayment of stockholder borrowings                                              -           (50,000)
                                                                         -------------     -------------

            Net cash provided by financing activities                        4,078,128         2,652,467
                                                                         -------------     -------------

Net change in cash and cash equivalents                                      1,459,725           477,320
Cash and cash equivalents, beginning of period                                 545,790             8,654
                                                                         -------------     -------------

Cash and cash equivalents, end of period                                 $   2,005,515     $     485,974
                                                                         =============     =============

Supplemental disclosures of cash transactions:
    Cash paid for interest                                               $      36,148     $           -
                                                                         =============     =============

Supplemental disclosures of non-cash transactions:
    Common stock issues in satisfication of stockholder loan             $     178,500     $           -
                                                                         =============     =============

    Common stock and warrants issued as consideration for
       placement fees                                                    $     543,667     $           -
                                                                         =============     =============

    Unrealized income on investment                                      $      20,150     $           -
                                                                         =============     =============

    Beneficial conversion feature on preferred stock                     $   1,317,438     $     704,808
                                                                         =============     =============

     See accompanying notes to condensed consolidated financial statements

                        US DIGITAL COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)   BASIS OF PRESENTATION

The condensed consolidated balance sheets of U.S. Digital Communications, Inc. (the "Company") as of June 30, 1998, and December 31, 1997, and the related condensed consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and six month periods ended June 30, 1998 and 1997 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

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

  Since the Company had not issued the shares or options due to the other shareholders as of June 30, 1998, the Company has recorded the value of the consideration to be given as shares to be issued in stockholders' equity. As these shares and options have now been placed in the escrow account, the Company will recognize an increase to its common stock and additional paid in capital accounts in its financial statements for the year ending December 31, 1998. The purchase price is $1,884,539 in excess of the fair value of the net tangible assets acquired. The Company has recognized this as intangible assets which is being amortized straight-line over a period of five years.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Skysite as if the acquisition had occurred as of January 1, 1997 The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Skysite constituted a single entity during such periods.

                                                             Six Months Ended
                                                              June  30, 1997
                                                             -----------------
Proforma sales                                                    $    350,061
Proforma net loss available to common stockholders                $ (4,020,525)
Proforma net loss per share                                       $      (0.18)


(3)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. For the six months ended June 30, 1998, comprehensive income consisted of unrealized losses on available for sale securities totaling $20,150.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS


General

This report on Form 10-Q for the second quarter of fiscal year 1998 ("June 10-Q"), due on August 15, 1998, is being filed on or about November 20, 1998. The Company filed a report on Form 10-K for the fiscal year ending December 31, 1997 ("1997 10-K"), due on March 30, 1998, on October 7, 1998 and subsequently filed a report on Form 10-K/A for the fiscal year ending December 31, 1997 ("1997 10-K/A") on October 20, 1998. Both the 1997 10-K and 1997 10-K/A contained financial statements and accompanying notes that had not been audited by an independent accountant. The Company filed a report on Form 10-Q for the first quarter of fiscal year 1998 ("March 10-Q"), due May 15, 1998, on or about November 21, 1998. The Company has not yet filed a report due on Form 10-Q for the quarter ending September 31,1998. This filing should be read in conjunction with the more extensive information provided in the Company's 10-K/A for fiscal year 1997 concerning that year and subsequent events in fiscal year 1998.

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


Results Of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

  The Company had $226,710 in revenue from sales of satellite equipment and services in the second quarter of fiscal 1998 compared to no such revenue in the second quarter of fiscal 1997. This increase resulted entirely from the Company's acquisition of Skysite Communications Corporation, Inc. in August, 1997. Skysite is a provider of satellite based telecommunications services and products which utilize satellite based voice/data fax technology with the Internet. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could be adversely affected by trade accounts payable of approximately $1.186 million at the end of the second quarter of fiscal 1998.

  Costs of goods sold was $158,761 in the second quarter of fiscal 1998 compared to no cost of goods sold in the second quarter of fiscal 1997. These costs were associated with the sales generated by Skysite.

  Sales and marketing expense in the second quarter of fiscal 1998 was $198,609 compared to no such expense in the second quarter of fiscal 1997. These costs were due to the operational expense incurred by Skysite.

General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, decreased to $1,170,752 in the second quarter of fiscal 1998, compared to $1,206,332 in the second quarter of fiscal 1997. This decrease of $35,580 was substantially due to reductions in staff at the Company's headquarters that were largely offset by the general and administrative expenses associated with operating Skysite.

  The Company granted stock options to various employees and other individuals during the second quarter of fiscal 1998. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $253,787. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

  Net loss for the second quarter of fiscal 1998 was $1,430,470 as compared to $1,926,556 in the second quarter of fiscal 1997. Significant factors contributing to the decrease in the net loss by $496,086 were reductions in general and administrative and stock compensation expense and a one time gain on the settlement of debt.



Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

  The Company had $526,157 in revenue from sales of satellite equipment and services in the first half of fiscal 1998 compared to no such revenue in the first half of fiscal 1997. This increase resulted entirely from the Company's acquisition of Skysite Communications Corporation, Inc. in August, 1997.
Skysite is a provider of satellite based telecommunications services and products which utilize satellite based voice/data fax technology with the Internet. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could be adversely affected by trade accounts payable of approximately $1.186 million at the end of the first half of fiscal 1998.

  Costs of goods sold was $374,286 in the first half of fiscal 1998 compared to no cost of goods sold in the first quarter of fiscal 1997. These costs were associated with the sales generated by Skysite.

  Sales and marketing expense in the first half of fiscal 1998 was $389,424 compared to no such expense in the first half of fiscal 1997. These costs were due to the operational expense incurred by Skysite.

General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, decreased to $1,709,734 in the first half of fiscal 1998, compared to $1,705,562 in the first half of fiscal 1997. This decrease of $4,172 was substantially due to reductions in staff at the Company's headquarters that were largely offset by the general and administrative expenses associated with operating Skysite.

  The Company granted stock options to various employees and other individuals during the second half of fiscal 1998. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $353,575. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

  Net loss for the first half of fiscal 1998 was $2,213,365 as compared to $2,559,723 in the first half of fiscal 1997. Significant factors contributing to the decrease in the net loss by $346,358 were a reduction in general and administrative and stock compensation expense and a one time gain on the settlement of debt.

Liquidity and Capital Resources

  During the first half of fiscal 1998, cash and short-term investments increased by approximately $1,459,725. The Company used approximately $2,213,593 of cash in operations during the quarter. This use of cash included a reduction in accounts payable of approximately $583,962 and an increase in prepaid expenses of approximately $94,046. These uses of cash were more than offset by the sale of Series A preferred stock for $1,920,000 and Series B preferred stock for $2,000,000 during the second quarter of fiscal 1998. Cash stock issuance costs during the quarter were approximately $536,756.

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

  The first offering period, according to the December 1996 offering memorandum, was to expire on June 30, 1997. However, the Company closed that offering in February of 1997 after selling 2,031,832 shares of Series A Preferred Stock with 1,015,916 warrants for a total consideration of $3,047,748. In August of 1997, the Company again offered its Series A Preferred Stock and warrants with the offering period to expire March 31, 1998. The August 1997 memorandum was subsequently amended and the offering period was extended to July 31, 1998. The Company raised $3,460,500 through the issuance of 2,307,000 additional shares of Series A Preferred Stock and 1,153,500 warrants. The Company raised a total of $6,508,248 through the issuance of 4,338,832 total shares of Series A Preferred Stock in the two offering. Of this, $1,920,000 was raised through the issuance of 1,280,000 shares during the first half of fiscal year 1998.

  For every two Series A preferred shares purchased, the stockholder received one warrant (which shall expire three years after the date of execution of the subscription agreement) to purchase one share of common stock at an exercise price of $3.00 per share (the "Series A Preferred Stock Warrants"). The Series A Preferred Stock Warrants shall become exercisable in the same increments and on the same dates that the conversion rights with respect to the shares to which they are attached become vested, as described below. As of June 30, 1998, a total of 2,081,116 Series A Preferred Stock Warrants had been issued. No warrants were exercised through June 30, 1998.

  The Company has allocated the equity raised in the Series A Preferred Stock Offer between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company has allocated approximately $2,868,000 to the preferred stock and $3,640,000 to the warrants for the entire proceeds received under Series A through closing at July 31, 1998.

  Series A preferred stockholders have the right to convert each share into one share of common stock as follows: a) 25 percent of the shares 90 days following the date the shares were issued (the "Series A Initial Conversion Date") and b) 25 percent of the shares at the end of each of the three consecutive 90-day periods following the Series A Initial Conversion Date. No conversion of Series A Preferred Stock to common stock was made through June 30, 1998.

  Six months after the date of issuance of the Series A preferred shares, the Company shall have the option to require the preferred stockholder to convert each of such shares into one share of common stock. Upon such conversion, all of the Series A Preferred Stock Warrants attached to such shares shall become fully exercisable.

  Each Series A preferred stockholder is entitled to receive quarterly dividends on the last day of March, June, September and December in an amount equal to 8 percent per annum of the stated value of the Series A Preferred stock.
Dividends totaling $113,985 were paid in 1997. Additionally, the Company has recognized dividends payable totaling $324,610 as of June 30, 1998.

  On the date of issuance of some of the Series A Preferred Stock, the purchase price of the shares was less than the quoted market price of the Company's common stock. Accordingly, the intrinsic value of this beneficial conversion feature (approximately $7,650,000) is being accreted to preferred stock over the conversion rights period. Accretion of the beneficial conversion feature as of June 30, 1998, totaled $2,649,655 and is reflected as an increase in the carrying value of the preferred stock and a dividend charge against retained earnings.

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

  Series B Preferred Stock: In April 1998, the Company created a Series B issue of Preferred Stock, which it offered in a Regulation D Private Placement. The Company offered 3,000 shares of the 10,000,000 authorized shares of Preferred Stock at a purchase price of $1,000 per share. Each share had a stated value of $1,000 and no par value ("Series B Preferred Stock"). The offer of Series B Preferred Stock closed on May 28, 1998. The Company accepted subscriptions for all 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company. As of June 30, 1998, the Company had received payment of $2,000,000 for 2,000 shares. The Series B Preferred Stock will not pay dividends and is nonvoting stock.

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

  The Company has allocated the equity raised in the offerring of the Series B Preferred Stock between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company will allocate approximately. The equity raised in the Series B Preferred Stock offering through June 30, 1998 has been allocated $913,331 to the preferred stock and $1,086,669 to the warrants.

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

  The Series B Preferred Stock subscription agreements contain a "put" provision for common stock which allows the Company to raise an additional $3,000,000. The provision specifies that 75 days after the effective date of the registration of additional common shares to be used under this provision, the Company may sell common stock (the "Put Stock") to the Series B subscribers. The price of the Put Stock is determined by taking the lower of (1) 80 percent of the lowest closing bid price for the previous 20 trading days prior to funding or (2) 80 percent of the closing bid price on the day of funding. The minimum draw is $250,000 and the maximum draw is $750,000. If the price of the Company's common stock for the 20 trading days prior to the funding is less than $1.25 and the average trading volume is less than $300,000 per day for the previous 20 trading days, the Series B shareholders have the option not to fund the requested draw. These minimums increase as the amount of the funds requested by the Company increase from $250,000 to $750,000. The Company has valued the Series B Preferred Stock Put provision at $2,517,000 of which $1,678,000 has been recorded in the second half of fiscal 1998. The value has been recorded as an increase in the carrying value of Preferred stock and an off-setting charge to additional paid in capital.

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

  Under the terms of the Placement Agent Agreement related to the issuance of Series B Preferred Stock, the Placement Agent was paid fees equal to 11 percent of the funded amount of $3 million or $330,000 for the placement of the 3,000 shares of Series B Preferred Stock, 50,000 shares of common stock of the Company, valued at approximately $200,000 as of the closing date, for establishing the Put Equity Line of Credit and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series B Preferred Stock investors' warrants, valued at approximately $815,000 as of the
closing date.   As of June 30, 1998, the Placement Agent had earned $220,000 as well as common stock valued at approximately $133,333 and warrants valued at approximately $543,333. In addition, as the Company, at its sole discretion, utilizes the Put Equity Line of Credit, the Placement Agent will receive a fee of 8 percent of the cash actually invested at each funding. If the entire Line of Credit is used, the Placement Agent would earn an additional $240,000.

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


PART II -- OTHER INFORMATION

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

                                        U.S. Digital Communications, Inc.



Date: November 12, 1998                 /s/ ROBERT J. WUSSLER
     ------------------                 --------------------------------------
                                        Robert J. Wussler
                                        (President, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer))


Date: November 12, 1998                 /s/ EDWARD J. KOPF
     ------------------                 --------------------------------------
                                        Edward J. Kopf
                                        (Executive Vice President and Chief
                                        Operating Officer (Principal Financial
                                        and Accounting Officer))