Form 10-Q
period 1998-09-30
U S DIGITAL COMMUNICATIONS INC
filed 1998-12-07
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                  FORM 10--Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.
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

                        YES ___________    No    X
                                              --------
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 15,589,800 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF SEPTEMBER 30, 1998

PART I:     FINANCIAL INFORMATION

ITEM I:     FINANCIAL STATEMENTS

                       U.S. DIGITAL COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                                                                         September 30,        December 31,
                                                                                             1998                1997
                                                                                      -----------------    -----------------
Current assets:
  Cash and cash equivalents                                                            $      4,616,139    $         545,790
  Trade accounts receivable, net                                                                115,746              209,073
  Inventory                                                                                      38,424              107,967
  Note receivable                                                                               683,917               25,000
  Prepaid expenses                                                                              105,880               17,436
                                                                                       ----------------    -----------------
          Total current assets                                                                5,560,106              905,266

  Investments                                                                                     9,100                9,750

  Property and equipment, net                                                                   139,561              122,500

  Intangible assets, net                                                                      1,476,222            1,758,903

  Other noncurrent assets                                                                        45,046               13,032
                                                                                       ----------------    -----------------

          Total assets                                                                 $      7,230,035    $       2,809,451
                                                                                       ================    =================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                                                       1,629,231            1,770,208
  Deferred revenue                                                                               32,689              107,267
  Dividends payable                                                                             453,006              135,931
  Stockholder loans                                                                           1,010,150              962,385
  Accrued interest on stockholder loans                                                           5,001              144,252
  Notes payable                                                                                 913,443              313,290
  Minimum royalty obligation                                                                    450,000              450,000
  Due to former officers and stockholders                                                       698,000            1,080,022
                                                                                       ----------------    -----------------
          Total current liabilities                                                           5,191,520            4,963,355

Notes payable (net of current portion)                                                           14,835               17,785
                                                                                       ----------------    -----------------

          Total liabilities                                                                   5,206,355            4,981,140
                                                                                       ----------------    -----------------
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock -- $0.01 par, 10,000,000 shares authorized; 3,889,832 and
     2,882,232 issued and outstanding at September 30, 1998 and December 31, 1997            11,717,583            4,105,607
  Common stock -  $0.01 par, 50,000,000 shares authorized; 21,492,000 and
     22,298,000 outstanding at September 30, 1998 and December 31, 1997                         214,920              222,980
  Additional paid-in capital                                                                 10,596,755           12,422,255
  Common stock warrants                                                                       8,087,837            1,581,337
  Accumulated other comprehensive loss                                                          (31,850)             (31,200)
  Treasury stock (5,902,200 shares of common stock, at cost)                                        (10)                 (10)
  Deferred compensation                                                                               -               (3,744)
  Shares to be issued (including additional paid in capital)                                  1,222,700            1,222,700
  Stockholders' receivable                                                                     (200,000)            (200,000)
  Accumulated deficit                                                                       (29,584,255)         (21,491,614)
                                                                                       ----------------    -----------------

          Total stockholders' equity (deficit)                                                2,023,680           (2,171,689)
                                                                                       ----------------    -----------------

          Total liabilities and stockholders' equity (deficit)                         $      7,230,035    $       2,809,451
                                                                                       ================    =================

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months Ended September 30,         Nine Months Ended September 30,
                                              --------------------------------------   --------------------------------------
                                                     1998                1997                 1998                 1997
                                              -----------------   ------------------   -----------------    -----------------
Sales:
     Equipment                                 $      107,326              95,702       $      301,682               95,702
     Services                                         160,226              46,983              492,027               46,983
                                              -----------------   ------------------   -----------------    -----------------
        Total sales                                   267,552             142,685              793,709              142,685

Cost of goods sold                                    205,451             127,102              579,737              127,102
                                              -----------------   ------------------   -----------------    -----------------
        Gross margin                                   62,101              15,583              213,972               15,583
                                              -----------------   ------------------   -----------------    -----------------

Operating expenses:
     Sales and marketing                              423,986              39,414              813,410               39,414
     General and administrative                     2,338,202             586,326            4,047,936            2,291,888
     Stock option compensation                              -             426,462              353,575            1,134,022
                                              -----------------   ------------------   -----------------    -----------------
        Total operating expenses                    2,762,188           1,052,202            5,214,921            3,465,324
                                              -----------------   ------------------   -----------------    -----------------
Loss from operations                               (2,700,087)         (1,036,619)          (5,000,949)          (3,449,741)
                                              -----------------   ------------------   -----------------    -----------------

Other income (expense):
     Interest expense                                 (30,927)            (39,897)            (128,905)            (107,822)
     Interest and other income                         46,388               5,339               63,982               21,413
     Income (loss) on repayment of debt                     -                   -              167,881              (85,700)
     Loss on investments                                    -                   -                    -               (9,050)
                                              -----------------   ------------------   -----------------    -----------------
        Total other income (expense), net              15,461             (34,558)             102,958             (181,159)
                                              -----------------   ------------------   -----------------    -----------------

Net loss                                           (2,684,626)         (1,071,177)          (4,897,991)          (3,630,900)

Dividends on preferred stock                       (1,688,535)           (420,369)          (3,194,650)          (1,239,162)
                                              -----------------   ------------------   -----------------    -----------------

Net loss available to common stockholders      $   (4,373,161)     $   (1,491,546)      $   (8,092,641)      $   (4,870,062)
                                              =================   ==================   =================    =================

Net loss per common share:
     Basic                                     $        (0.27)     $        (0.07)      $        (0.50)      $        (0.22)

     Diluted                                   $        (0.27)     $        (0.07)      $        (0.50)      $        (0.22)

     Weighted average shares of common stock
      outstanding                                  15,914,637          21,904,079           16,311,875           22,097,082

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                     Preferred Stock             Preferred Stock                 Preferred Stock
                                                         Series A                   Series B                        Series C
                                             ---------------------------  ---------------------------   --------------------------

                                                Shares         Amount        Shares         Amount         Shares        Amount
                                             ------------   ------------  ------------   ------------   ------------  ------------
BALANCE, DECEMBER 31, 1997                      2,882,232   $  4,105,607             -   $          -              -  $          -

Issuance of stock in legal settlement                   -              -             -              -              -             -
Cancelation of stock in legal settlement                -              -             -              -              -             -
Sale of stock for cash in option exercise               -              -             -              -              -             -
Conversion of Preferred Shares                   (455,000)      (682,500)            -              -              -             -
Common stock warrants exercised                         -              -             -              -              -             -
Sale of Series A Preferred Shares and
Warrants for cash                               1,456,600        142,800             -              -              -             -
Sale of Series B Preferred Shares
and Warrants for cash                                   -              -         3,000        955,000              -             -
Sale of Series C Preferred Shares
and Warrants for cash                                   -              -             -              -          3,000     1,802,100
Put option related to Sale of Series B
Preferred Stock                                         -              -             -      2,517,000              -             -
Preferred dividends and beneficial
conversion feature                                      -      2,877,577             -              -              -             -
Deferred compensation related to grant
of stock options                                        -              -             -              -              -             -
Amortization of deferred compensation
Other comprehensive income                              -              -             -              -              -             -
Stock issuance cost                                     -              -             -              -              -             -
Net Loss                                                -              -             -              -              -             -
                                             ------------   ------------  ------------   ------------   ------------  ------------

BALANCE, SEPTEMBER 30, 1998                     3,883,832   $  6,443,484         3,000   $  3,472,000          3,000     1,802,100
                                             ============   ============  ============   ============   ============  ============

                                                       Common Stock
                                                        Par Value                Additional
                                              -----------------------------
                                                                                   Paid-In
                                                  Shares          Amount           Capital
                                              -------------   -------------   ----------------
BALANCE, DECEMBER 31, 1997                       22,298,000   $     222,980     $   12,422,255

Issuance of stock in legal settlement               350,000           3,500            962,500
Cancelation of stock in legal settlement         (2,124,000)        (21,240)           347,363
Sale of stock for cash in option exercise           270,000           2,700            119,175
Conversion of Preferred Shares                      455,000           4,550            677,950
Common stock warrants exercised                     193,000           1,930            860,570
Sale of Series A Preferred Shares and
Warrants for cash                                         -               -                  -
Sale of Series B Preferred Shares
and Warrants for cash                                     -               -                  -
Sale of Series C Preferred Shares
and Warrants for cash                                     -               -                  -
Put option related to Sale of Series B
Preferred Stock                                           -               -         (2,517,000)
Preferred dividends and beneficial
conversion feature                                        -               -                  -
Deferred compensation related to grant
of stock options                                          -               -            349,831
Amortization of deferred compensation
Other comprehensive income                                -               -                  -
Stock issuance cost                                  50,000             500         (2,625,889)
Net Loss                                                  -               -                  -
                                              -------------   -------------   ----------------

BALANCE, SEPTEMBER 30, 1998                      21,492,000   $     214,920     $   10,596,756
                                              =============   =============   ================

                                                             Acumulated
                                                 Common         Other                                                  Shares
                                                 Stock      Comprehensive        Treasury Stock          Deferred       to be
                                                                           --------------------------
                                                Warrants    Income (Less)    Shares          Cost      Compensation   Issued
                                                ---------   -------------  -----------     ----------  ------------   ---------
BALANCE, DECEMBER 31, 1997                   $  1,581,337     $ (31,200)   (5,902,200)    $    (10)        (3,744)     1,222,700

Issuance of stock in legal settlement                   -             -             -            -              -              -
Cancelation of stock in legal settlement                -             -             -
Sale of stock for cash in option exercise               -             -             -            -              -              -
Conversion of Preferred Shares                          -             -             -
Common stock warrants exercised                  (283,800)            -             -            -              -              -
Sale of Series A Preferred Shares and
Warrants for cash                               2,042,000             -             -            -              -              -
Sale of Series B Preferred Shares
and Warrants for cash                           2,045,000             -             -            -              -              -
Sale of Series C Preferred Shares
and Warrants for cash                           1,197,000             -             -            -              -              -
Put option related to Sale of Series B
Preferred Stock                                         -             -             -            -              -              -
Preferred dividends and beneficial
conversion feature                                      -             -             -            -              -              -
Deferred compensation related to grant
of stock options                                        -             -             -            -       (349,831)             -
Amortization of deferred compensation                                               -            -        353,575
Other comprehensive income                              -          (650)            -            -              -              -
Stock issuance cost                             1,504,999             -             -            -              -              -
Net Loss                                                              -             -            -              -              -
                                               ----------   -----------   -----------    ---------     ----------    -----------

BALANCE,  SEPTEMBER 30, 1998                 $  8,087,836       (31,850)   (5,902,200)    $    (10)    $        -      1,222,700
                                               ==========   ===========   ===========    =========     ==========    ===========

                                                                                   Total
                                             Stockholders'     Accumulated      Stockholders'



                                               Receivable        Deficit           Deficit
                                             -------------     -----------      -------------
BALANCE, DECEMBER 31, 1997                   $   (200,000)    $ (21,491,614)    $ (2,171,689)

Issuance of stock in legal settlement                   -                 -          966,000
Cancelation of stock in legal settlement                -                 -          326,123
Sale of stock for cash in option exercise               -                 -          121,875
Conversion of Preferred Shares                          -                 -                -
Common stock warrants exercised                         -                 -          579,000
Sale of Series A Preferred Shares and
Warrants for cash                                       -                 -        2,184,900
Sale of Series B Preferred Shares
and Warrants for cash                                   -                 -        3,000,000
Sale of Series C Preferred Shares
and Warrants for cash                                   -                 -        3,000,000
Put option related to Sale of Series B
Preferred Stock                                         -                 -                -
Preferred dividends and beneficial
conversion feature                                      -        (3,194,650)        (317,073)
Deferred compensation related to grant
of stock options                                        -                 -                -
Amortization of deferred compensation                   -                 -          353,575
Other comprehensive income                              -                 -             (650)
Stock issuance cost                                     -                 -       (1,120,390)
Net Loss                                                -        (4,897,991)      (4,897,991)
                                              -----------       ------------     ------------

BALANCE,  SEPTEMBER 30, 1998                 $   (200,000)    $ (29,584,255)    $  2,023,681
                                              ===========       ============     ============

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Nine Months Ended September 30,
                                                                                ----------------------------------------
                                                                                      1998                  1997
                                                                                ------------------    ------------------
Cash flows from operating activities:
     Net loss                                                                    $    (4,897,991)     $     (3,630,900)
                                                                                ------------------    ------------------

     Adjustments to reconcile net loss to net cash used in
        operating activities--
     Depreciation and amortization                                                       310,911               137,290
     Stock option compensation                                                           353,575             1,134,022
     Loss on investment                                                                     -                    9,050
     Loss on repayment of debt                                                              -                   85,700
     Loss on settlement of litigation/claims                                             509,043                  -
     Changes in assets and liabilities:
        Decrease in trade accounts receivable, net                                        60,308               (30,175)
        Decrease in other receivables                                                     20,102                 8,729
        Decrease in inventory                                                             69,543               (76,526)
        Decrease (increase) in prepaid expenses                                          (88,444)              (25,435)
        (Increase) Decrease in other noncurrent assets                                   (32,014)              (27,052)
        (Decrease) increase in accounts payable and accrued expenses                    (140,977)             (572,118)
        Decrease in deferred revenue                                                     (74,578)              (20,338)
        Increase in accrued interest on stockholder loans                                 49,422                29,523
        Increase in due to former officers and stockholder                                  -                  698,000
                                                                                ------------------    ------------------

            Total adjustments                                                          1,036,891             1,350,670
                                                                                ------------------    ------------------

            Net cash used in operating activities                                     (3,861,100)           (2,280,230)
                                                                                ------------------    ------------------

Cash flows from investing activities:
     Advances to non-affiliates                                                         (646,000)                 -
     Purchase of investments                                                                -                 (125,000)
     Advances to Skysite prior to acquisition                                               -                 (198,481)
     Capital expenditures                                                                (45,290)              (63,396)
                                                                                ------------------    ------------------

            Net cash used in investing activities                                       (691,290)             (386,877)
                                                                                ------------------    ------------------

Cash flows from financing activities:
     Borrowings from stockholders                                                      1,110,150               170,000
     Principal payments under notes payable                                               (2,797)               (7,425)
     Proceeds from issuance of preferred stock and warrants                            8,184,901             3,047,749
     Proceeds from issuance of common stock                                              700,875                 6,250
     Purchase of treasury stock                                                             -                      (10)
     Payment of dividends on preferred stock                                                -                 (113,985)
     Payment of stock issuance costs                                                  (1,120,390)             (346,503)
     Repayment of stockholder borrowings                                                (250,000)              (50,000)
                                                                                ------------------    ------------------

            Net cash provided by financing activities                                  8,622,739             2,706,076
                                                                                ------------------    ------------------

Net change in cash and cash equivalents                                                4,070,349                38,969
Cash and cash equivalents, beginning of period                                           545,790                 8,654
                                                                                ------------------    ------------------

Cash and cash equivalents, end of period                                         $     4,616,139      $         47,623
                                                                                ==================    ==================
Supplemental disclosures of cash transactions:
     Cash paid for interest                                                      $        36,148      $         27,641
                                                                                ==================    ==================
Supplemental disclosures of non-cash transactions:
     Common stock issues in satisfication of stockholder loan                    $       966,000       $             -
                                                                                ==================    ==================

Cancelation of stock and shareholder's loans and withdrawal                      $       347,363       $             -
                                                                                ==================    ==================

     Common stock and warrants issued as consideration for placement fees        $     1,505,499       $             -
                                                                                ==================    ==================

     Unrealized income on investment                                             $           650       $             -
                                                                                ==================    ==================

     Beneficial conversion feature on preferred stock                            $      2,877,576      $     1,057,212
                                                                                ==================    ==================

     See accompanying notes to condensed consolidated financial statements

                        US DIGITAL COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

The condensed consolidated balance sheets of U.S. Digital Communications, Inc. (the "Company") as of September 30, 1998 and December 31, 1997, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997, condensed consolidated statement of cash flows for the nine month periods ended September 30, 1998 and 1997 and condensed consolidated statement of changes in stockholders' equity (deficit) for the nine month periods ended September 30, 1998 and 1997 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

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

  The stock of Skysite was transferred to the Company on August 26, 1997. Subsequent to the acquisition, disputes arose between the Company and the former President of Skysite related to the value of Skysite at the time of the acquisition. As a result of this dispute, the Company withheld its shares. The Company entered into an amended agreement with the shareholders of Skysite, except for the former President (who was allocated 240,000 shares). Under the terms of this amended agreement, the other shareholders' shares and options will be placed in an escrow account. The shareholders will have all rights attributable to these escrowed shares; however, they have agreed that at such time when they elect to sell these shares, the first $200,000 of related proceeds will be paid to the Company, and the remaining shares and options will be released to the shareholders. The 240,000 shares due to the former President remain unissued, and the Company does not intend to issue such shares. The shares and options for the other shareholders were placed in escrow by the Company during October 1998.

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

  Since the Company had not issued the shares or options due to the other shareholders as of September 30, 1998, the Company has recorded the value of the consideration to be given as shares to be issued in stockholders' equity. As these shares and options have now been placed in the escrow account, the Company will recognize an increase to its common stock and additional paid in capital accounts in its financial statements for the year ending December 31, 1998. The purchase price is $1,884,539 in excess of the fair value of the net tangible assets acquired. The Company has recognized this as intangible assets which is being amortized straight-line over a period of five years.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Skysite as if the acquisition had occurred as of January 1, 1997 The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Skysite constituted a single entity during such periods.

                                                           Nine months Ended
                                                           September 30, 1997
                                                           ------------------
Proforma sales                                             $       886,204
Proforma net loss available to common stockholders         $    (5,671,092)
Proforma net loss per share                                $         (0.20)


(3)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. For the nine months ended September 30, 1998 , comprehensive income consisted of unrealized losses on available for sale securities totaling $650.

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

The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases, and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. Forward-looking statements can be identified by the use of words such as "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and the negatives thereof and similar expressions. In connection with this "safe harbor," the Company has identified in this report and in its report filed October 20, 1998 on Form 10-K/A for the fiscal year ending December 31, 1997 important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to these cautionary factors.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


General

This report on Form 10-Q for the third quarter of fiscal year 1998 ("September 10-Q"), due on November 15, 1998, is being filed on or about December 7, 1998. The Company filed a report on Form 10-K for the fiscal year ending December 31, 1997 ("1997 10-K"), due on March 30, 1998, on October 7, 1998 and subsequently filed a report on Form 10-K/A for the fiscal year ending December 31, 1997 ("1997 10-K/A") on October 20, 1998. Both the 1997 10-K and 1997 10-K/A
contained financial statements and accompanying notes that had not been audited by an independent accountant. The Company filed a report on Form 10-Q for the first quarter of fiscal year 1998 ("March 10-Q"), due May 15, 1998, on or about November 19, 1998. The Company filed a report due on Form 10-Q for the second quarter of fiscal year 1998 ("June 10-Q"), due on August 14, 1998, on or about November 20, 1998. This filing should be read in conjunction with the more extensive information provided in the Company's 10-K/A for fiscal year 1997 concerning that year and subsequent events in fiscal year 1998.

  The delays and, in the case of the 1997 10-K and 1997 10-K/A, absence of the required audit have been associated with substantial changes in the Company's management and operations. In the Summer of 1997, the Company discontinued its principal business activity - the development of the Universal Internet Television Interface and Electronic Device technologies - and acquired Skysite Communications Corporation, Inc. The Company filed a report on Form 10-K for the year ended December 31, 1996 on May 15, 1997 that describes the discontinued development program. The Company filed a report on Form 8-K on July 2, 1997 that reported these changes in its operations. In July 1998, the Company created U.S Digital Satellite, Inc. ("Insat") to oversee its satellite communications operations and transferred the common stock of Skysite to Insat and incorporated Project 77 Corp. ("Project 77") as Insat's other wholly-owned subsidiary. As a result, the Company's business presently consists primarily of the operations of its wholly owned subsidiary that is engaged in the satellite based telecommunications business. During the Spring of 1998, the Company relocated its headquarters from Burbank, California to Chevy Chase, Maryland and replaced its two principal officers in order to more effectively pursue its new opportunities. Management believes that it is addressing the effect of these changes on financial and other operations and intends to achieve compliance with filing requirements under the Securities Exchange Act of 1934 (the "Exchange Act") as soon as practically possible. However as of the date of this report, the Company is not in compliance with the filing requirements of the Exchange Act as discussed in the paragraph above.

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

In August 1998, the Company and a shareholder agreed to a restructuring of the Company's debt of approximately $1,028,457 to the shareholder. The parties agreed that the Company would pay $750,000 in cash per a payment schedule and issue 200,000 shares of the Company's common stock. An initial payment of $250,000 was made in September 1998.

Also in August of 1998, the Company entered into a take or pay minute of use commitment for three million minutes with Iridium North America ("INA"). The minutes must be taken or paid within the fifteen months following the commercial launch of the Iridium system.


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


Results Of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

  The Company had $267,552 in revenue from sales of satellite equipment and services in the third quarter of fiscal 1998 compared to $142,685 in revenue in the third quarter of fiscal 1997. This increase of approximately $124,867 or 87.5% resulted largely from increased marketing efforts and expenditures and greater availability of goods for Skysite Communications Corporation, Inc. in the 1998 period. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could be adversely affected by trade accounts payable of approximately $1.629 million at the end of the third quarter of fiscal 1998.

  Costs of goods sold was $205,451, 76.8% of total sales, in the third quarter of fiscal 1998 compared to $127,102, 89.1% of total sales, in the third quarter of fiscal 1997. The increase of approximately $78,349 was attributable to the increase in sales. However this increase was moderated by improved gross margins resulting from an increased proportion of sales derived from higher margin sales of services.

  Sales and marketing expense in the third quarter of fiscal 1998 was $423,986 compared to $39,414 in the third quarter of fiscal 1997. The costs in the current year period reflect normal sales and marketing expenses incurred by Skysite. Such expenditures were constrained in the 1997 period by a lack of liquidity.

General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $2,338,202 in the third quarter of fiscal

1998, compared to $586,326 in the third quarter of fiscal 1997. This increase of $1,751,876 was substantially due to increased legal and accounting fees largely related to the resolution of several long standing matters and to the general and administrative expenses associated with operating Skysite with a generally higher level of activity than in the prior year period.

  The Company did not grant any stock options during the third quarter of fiscal 1998.

  Net loss for the third quarter of fiscal 1998 was $2,684,626 as compared to $1,071,177 in the third quarter of fiscal 1997. Significant factors contributing to the increase in the net loss by $1,613,449 were increases in selling, marketing, and general and administrative expenses offset by a reduction in stock option compensation.


Nine months Ended September 30, 1998 Compared to Nine months Ended September 30, 1997.

  The Company had $793,709 in revenue from sales of satellite equipment and services in the nine months ended September 30, 1998 compared to $142,685 in the nine months ended September 30, 1997. The increase of $651,024 primarily reflects the fact that the results include nine months of sales and expenses for Skysite in 1998 and approximately one month for 1997. Skysite was not acquired by the Company until August 24, 1997. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could be adversely affected by trade accounts payable of approximately $1.629 million at the end of the September 30, 1998.

  Costs of goods sold was $579,737 in the nine months ended September 30, 1998 compared to $127,102 in the nine months ended September 30, 1997. These costs were associated with the sales generated by Skysite. The increase of $452,635 was primarily related to the greater period of operation for Skysite included in the 1998 period. It also reflects an improved sales mix in 1998 weighted toward higher gross margin service sales.

  Sales and marketing expense in the nine months ended September 30, 1998 was $813,410 compared to $39,414 in the nine months ended September 30, 1997. The increase of $773,996 was primarily related to the greater period of operation for Skysite included in the 1998 period versus the prior year period. It also reflects intensfied marketing efforts due to increased resources in the 1998 period versus the prior year period.

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $4,047,936 in the nine months ended September 30, 1998, compared to $2,291,888 in the nine months ended September 30, 1997. This increase of $1,756,048 was primarily related to the greater period of operation for Skysite included in the 1998 period versus the prior year period.

  The Company granted stock options to various employees and other individuals during the nine months ended September 30, 1998. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $353,575. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

  Net loss for the nine months ended September 30, 1998 was $4,897,991 as compared to $3,630,900 in the nine months ended September 30, 1997. Significant factors contributing to the increase in the net loss by $1,267,091 were an increase in general and administrative expense offset by a reduction in stock compensation expense and the greater period of operation for Skysite included in the 1998 period versus the prior year period.

Liquidity and Capital Resources

  During the the nine months ended September 30, 1998, cash and short-term investments increased by approximately $4,070,349. The Company used approximately $3,861,100 of cash in operations during the period ended September 30, 1998. This use of cash were more than offset by the sale of Series A preferred stock for $2,184,900, Series B preferred stock for $3,000,000 and Series C preferred stock for $3,000,000 during the nine months ended September 30, 1998. Cash stock issuance costs during the year were approximately $1,120,390.

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

  The first offering period, according to the December 1996 offering memorandum, was to expire on June 30, 1997. However, the Company closed that offering in February of 1997 after selling 2,031,832 shares of Series A Preferred Stock with 1,015,916 warrants for a total consideration of $3,047,748. In August of 1997, the Company again offered its Series A Preferred Stock and warrants with the offering period to expire March 31, 1998. The August 1997 memorandum was subsequently amended and the offering period was extended to July 31, 1998. The Company raised $3,460,500 through the issuance of 2,307,000 additional shares of Series A Preferred Stock and 1,153,500 warrants. The Company raised a total of $6,508,248 through the issuance of 4,338,832 total shares of Series A Preferred Stock in the two offerings. Of this, $2,184,900 was raised through the issuance of 1,456,600 shares during the first nine months of fiscal year 1998.

  For every two Series A preferred shares purchased, the stockholder received one warrant (which shall expire three years after the date of execution of the subscription agreement) to purchase one share of common stock at an exercise price of $3.00 per share (the "Series A Preferred Stock Warrants"). The Series A Preferred Stock Warrants shall become exercisable in the same increments and on the same dates that the conversion rights with respect to the shares to which they are attached become vested, as described below. As of September 30, 1998, a total of 2,169,416 Series A Preferred Stock Warrants had been issued. Shareholders exercised 193,000 warrants through September 30, 1998. The Company received aproximately $579,000 from these exercises less the related placement fees of approximately $28,950.

  The Company has allocated the equity raised in the Series A Preferred Stock Offer between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company has allocated approximately $2,868,000 to the preferred stock and $3,640,000 to the warrants for the entire proceeds received under Series A through closing at July 31, 1998.

  Series A preferred stockholders have the right to convert each share into one share of common stock as follows: a) 25 percent of the shares 90 days following the date the shares were issued (the "Series A Initial Conversion Date") and b) 25 percent of the shares at the end of each of the three consecutive 90-day periods following the Series A Initial Conversion Date. The Company converted 455,000 shares of Series A Preferred Stock to an equal number of shares of common stock through September 30, 1998 with all of the conversions occurring in the third quarter of fiscal 1998.

  Six months after the date of issuance of the Series A preferred shares, the Company has the option to require the preferred stockholder to convert each of such shares into one share of common stock. Upon such conversion, all of the Series A Preferred Stock Warrants attached to such shares shall become fully exercisable.

  Each Series A preferred stockholder is entitled to receive quarterly dividends on the last day of March, June, September and December in an amount equal to 8 percent per annum of the stated value of the Series A Preferred stock.
Dividends totaling $113,985 were paid in 1997. Additionally, the Company has recognized dividends payable totaling $453,006 as of September 30, 1998.

  On the date of issuance of some of the Series A Preferred Stock, the purchase price of the shares was less than the quoted market price of the Company's common stock. Accordingly, the intrinsic value of this beneficial conversion feature (approximately $7,650,000) is being accreted to preferred stock over the conversion rights period. Accretion of the beneficial conversion feature as of September 30, 1998, totaled $4,257,577and is reflected as an increase in the carrying value of the preferred stock and a dividend charge against retained earnings.

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

Series B Preferred Stock: In April 1998, the Company created a Series B issue of Preferred Stock, which it offered in a Regulation D Private Placement. The Company offered 3,000 shares of the 10,000,000 authorized shares of Preferred Stock at a purchase price of $1,000 per share. Each share had a stated value of $1,000 and no par value ("Series B Preferred Stock"). The offer of Series B Preferred Stock closed on May 28, 1998. The Company accepted subscriptions for all 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company. As of September 30, 1998, the Company had received payment of $3,000,000 for 3,000 shares. The Series B Preferred Stock will not pay dividends and is nonvoting stock.

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

  The Series B Preferred Stock subscription agreements contain a "put" provision for common stock which allows the Company to raise an additional $3,000,000. The provision specifies that 75 days after the effective date of the registration of additional common shares to be used under this provision, the Company may sell common stock (the "Put Stock") to the Series B subscribers. The price of the Put Stock is determined by taking the lower of (1) 80 percent of the lowest closing bid price for the previous 20 trading days prior to funding or (2) 80 percent of the closing bid price on the day of funding. The minimum draw is $250,000 and the maximum draw is $750,000. If the price of the Company's common stock for the 20 trading days prior to the funding is less than $1.25 and the average trading volume is less than $300,000 per day for the previous 20 trading days, the Series B shareholders have the option not to fund the requested draw. These minimums increase as the amount of the funds requested by the Company increase from $250,000 to $750,000. The Company has valued the Series B Preferred Stock Put provision at $2,517,000 which was recorded in full by September 30, 1998. The value has been recorded as an increase in the carrying value of Preferred stock and an off-setting charge to additional paid in capital.

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

  Under the terms of the Placement Agent Agreement related to the issuance of Series B Preferred Stock, the Placement Agent was paid fees equal to 11 percent of the funded amount of $3 million or $330,000 for the placement of the 3,000 shares of Series B Preferred Stock, 50,000 shares of common stock of the Company, valued at approximately $200,000 as of the closing date, for establishing the Put Equity Line of Credit and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series B Preferred Stock investors' warrants, valued at approximately $815,000 as of the closing date. As of September 30, 1998, the Placement Agent had earned $220,000 as well as common stock valued at approximately $133,333 and warrants valued at approximately $543,333. In addition, as the Company, at its sole discretion, utilizes the Put Equity Line of Credit, the Placement Agent will receive a fee of 8 percent of the cash actually invested at each funding. If the entire Line of Credit is used, the Placement Agent would earn an additional $240,000.

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

  The Company has allocated the equity raised in the offer of the Series C Preferred Stock between the preferred stock and the related warrants. Based on the valuation of each on the date of issuance, the Company has as of September 30, 1998 fully allocate $1,802,000 to the preferred stock and $1,198,000 to the warrants.

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

Impact of the Year 2000 Issue

  The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. Management is in the process of identifying all significant applications that will require modification and/or conversion to a new computer system to ensure Year 2000 Compliance. In addition, Management is in the process of evaluating new computer systems. Maintenance or modification costs will be expensed as incurred. While the costs associated with new computer systems will be capitalized and amortized over the systems useful lives. Management is not currently aware of any costs associated with required modifications and/or conversions to become Year 2000 compliant that will materially effect the Company's financial position or results of operations in any given year.

Recent Accounting Pronouncements not yet Adopted

  In April 1998, the AICPA issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities including pre-operating, pre-opening and other organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred start-up costs must be expensed. Management does not expect the adoption of SOP 98-5 to have a material effect on results of operations or financial condition.


PART II - OTHER INFORMATION

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

Buck and Ms. Velasco. Pursuant to the Company's settlement agreement with Mr. Buck, Mr. Buck is permitted to sell 350,000 shares of the Company's common stock that he already owns, pursuant to a tradeability schedule. Mr. Buck returned all other shares to the Company for cancellation and gave a release of a claim he had against the Company in the amount of $203,522, which amount has been credited to additional paid-in capital. Both transactions are reflected in the financial statements in this report. Mr. Buck's stock options have been canceled. Pursuant to the Company's settlement agreement with Ms. Velasco, Ms. Velasco received 350,000 shares of the Company's common stock, formerly held by Mr. Buck, also subject to a tradeability schedule. Ms. Velasco has also been granted an option to purchase certain property from the Company, including the ED and UITI technologies, for $50,000.

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

  Donald Gilbreath v. USDI, Viscorp and Corporate Stock Transfer, Inc.  On
  -------------------------------------------------------------------
December 19, 1997, Donald Gilbreath, a former director of the Company, filed a complaint against the Company in the United States District Court, District of Colorado, Case No. 97-WY-2667-CB, alleging a claim against the Company for failing to remove restrictive legends on shares owned by Mr. Gilbreath. Mr. Gilbreath requested that the Court hold that he was the lawful owner of 1,000,000 unrestricted shares of Common Stock of the Company, and 237,800 unrestricted options to acquire common shares. On July 2, 1998, the Company entered into a settlement agreement with Mr. Gilbreath, whereby 500,000 of Mr. Gilbreath's shares in the Company will be unrestricted, and Mr. Gilbreath will retain 75,000 options, which must be exercised by January 1, 1999. Pursuant to the settlement agreement, the remaining 500,000 shares have been canceled which has been reflected in the financial statements in this report. Further, Mr. Gilbreath is permitted to sell his shares pursuant to a tradeability schedule.

  Roger and Bonnie Remillard v. U.S. Digital Communications, Inc. f/k/a Viscorp
  -----------------------------------------------------------------------------
and Corporate Stock Transfer, Inc.  On or about June 1, 1998, Roger and Bonnie
---------------------------------
Remillard filed a complaint in the United States District Court, District of Colorado, Case No. 98-WY-1217-CH, alleging that the Company failed to remove restrictive legends from the Remillards' shares in the Company, in violation of Nevada Revised Statute 104.8401. Pursuant to a settlement agreement, dated July 2, 1998, the Remillards retained 820,000 shares of the Company's Common Stock. As a result of this settlement 372,000 shares of the Company's common stock have been cancelled and $122,601 in loans to the Company have been forgiven and credited to additional paid-in capital. Both transactions are reflected in the financial statements in this report. Further, the Remillards retained 200,000 out of 288,000 stock options, which must be exercised before January 1, 1999. The Remillards are permitted to sell their shares pursuant to a tradeability schedule. Mr. Remillard is a former director of the Company.

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

  Cochran Ranch, ITG and Rubin Kitay v. U.S. Digital Communications Inc. and
  --------------------------------------------------------------------------
Larry Siegel.  In January 1998, plaintiffs, former shareholders of Skysite,
------------
filed a request for mediation and demand for arbitration with the American Arbitration Association in Los Angeles, California, case number 72 174 00098 98 GS, requesting mediation and arbitration in connection with the Company's alleged breach of the Agreement and Plan of Reorganization, dated June 20, 1997,
whereby the Company acquired Skysite.   Plaintiffs alleged that the Company
failed to issue shares in consideration of the acquisition. On May 28, 1998, plaintiffs and the Company settled this dispute pursuant to the amendment to agreement and plan of reorganization. See "Notes to Condensed Consolidated Financial Statements (Unaudited) - (2) Acquisition."

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


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

                              U.S. Digital Communications, Inc.



Date: December 7, 1998        /s/ ROBERT J. WUSSLER
      ----------------        ---------------------
                              Robert J. Wussler
                              (President, Chief Executive Officer
                              and Director (Principal Executive
                              Officer))


Date: December 7, 1998        /s/ EDWARD J. KOPF
      ----------------        ------------------
                              Edward J. Kopf
                              (Executive Vice President and Chief
                              Operating Officer (Principal Financial and
                              Accounting Officer))

EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
10.13           Service Provider Agreement Exhibit E: Additional terms and conditions; Addendum Two Minutes Commitment Plan Addendum; and
                Amendment to Addendum Two Satellite Minutes Commitment Plan
                Addendum between Skysite/Project 77 and Iridium North America, dated August 10, 1998.