Form 10-K/A
period 1997-12-31
U S DIGITAL COMMUNICATIONS INC
filed 1998-12-31
CIK 1020292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                AMENDMENT NO. 2

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of December 28, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $64,762,862 based on the average of the bid and asked prices. As of December 28, 1998, the number of shares outstanding of the registrant's class of common stock was 16,449,800.

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

     Visual Information Services Corp. was originally incorporated in Illinois in May 1990, and was founded to develop an electronic device capable of adding modem, video data and telephone features to an ordinary television receiver over a telephone line. On November 28, 1995, shareholders of Visual Information Services Corp. acquired outstanding shares of Global Telephone and Communications, Inc., a Nevada corporation ("GTCI"), in exchange for their shares of Visual Information Services Corp. (the "Transaction"). GTCI was incorporated in May 1984 to provide consulting services for the public and private sectors. To the Company's knowledge, GTCI never operated as a consultant nor carried on any type of business at any time prior to the Transaction. The Transaction was consummated because the common stock of GTCI traded on the Nasdaq Bulletin Board, and thus, the Transaction provided the Company an entity with an existing public presence. Pursuant to the Transaction, each share of Common Stock of Visual Information Services Corp. was exchanged for four shares of common stock of GTCI. Following the Transaction, GTCI changed its name to Viscorp.

     Between November 1995 and August 1997, the Company developed two products: the Universal Internet Television Interface Device ("UITI") and the Electronic Device ("ED"). UITI is a technology designed to give the home television viewer access to the Internet, World Wide Web and other on-line services. ED is a device which, in addition to on-line services, was designed to feature such capabilities as telephone reception and dial-up, facsimile, pay-per-view options and electronic mail. The Company has decided not to take any further steps to develop this technology or to market these products. For the year ended December 31, 1997, there was no revenue from the sale of these products. The Company is not aware of any market for this technology, and does not expect to realize any revenue therefrom. On September 1, 1998, pursuant to a settlement agreement with Raquel Velasco, the Company granted Ms. Velasco an option to purchase the ED and UITI technologies, in addition to certain other property, for a total consideration of $50,000. This option was exercised on November 1, 1998. See "-- Legal Proceedings."

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

     The stock of Skysite was transferred to the Company on August 26, 1997. Subsequent to the acquisition, disputes arose between the Company and the former President of Skysite, Tom D. Soumas, related to the value of Skysite at the time of the acquisition. As a result of the dispute, the Company withheld its shares. On May 28, 1998, the Company entered into an amended agreement with the Selling Shareholders, except for Tom D. Soumas. Under the terms of the amended agreement, the other shareholders' shares and options were placed in an escrow account in October 1998. The shareholders will have all rights attributable to these escrowed shares, however, they have agreed that at such time when they elect to sell these shares, the first $200,000 of related proceeds will be paid to the Company, and the remaining shares and options will be released to the other Shareholders. The 240,000 shares due to Mr. Soumas under the original agreement remain unissued, and the Company does not intend to issue such shares.

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

GENERAL

     In addition to its corporate offices in Chevy Chase, Maryland, the Company has operations in Burbank, California, and Washington, D.C. The Company, through Insat, markets satellite and wireless digital communications equipment and services. Skysite operates as a marketer of satellite telephone products and services and Project 77 specializes in Iridium satellite personal communications technology. The Company, through its subsidiaries, works closely with satellite telephone manufacturers and systems operators to provide solutions to communications needs of international business travelers and companies with global, emergency and/or remote operations.

     While the Company has developed a revenue stream from satellite telephone customers over the past two years, it is still in the early stages of development and has not been profitable. The satellite telephony industry is still in its infancy and the eventual profitability of the Company will be dependent on the acceptance of the new communications technologies it will provide. See "Risk Factors--Dependence on Certain Suppliers."

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

     On August 4, 1998, the Company terminated the memorandum of understanding with Eurotelecom due to a change in the proposed structure of the acquisitions. The Company continued negotiating with EuroTelecom Corporation Limited, the wholly-owned subsidiary of Eurotelecom, to purchase all of the issued and outstanding shares of Eurotelecom Secure Networks Limited, Optilan Limited, Easy IP Limited and Intelligent Networks Limited. However, such negotiations stalled. In December 1998, the Company resumed discussions regarding an acquisition transaction with Eurotelecom. The Company agreed to extend the term of its outstanding loans to Eurotelecom during the current negotiations. The Company and Eurotelecom or Eurotelecom Corporation Limited have not entered into an agreement and there can be no assurance that such acquisition will take place.

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

HISTORY OF OPERATING LOSSES; FUTURE CAPITAL NEEDS

     The Company is in the early stages of development and has incurred significant operating losses in every fiscal period since inception. In August 1997, in connection with the acquisition of Skysite, the Company terminated its production of the UITI and ED technologies and concentrated its business on the global satellite communications market. Skysite was incorporated in August 1995 and has only limited operating history. The Company is thus subject to the risks inherent in the establishment and growth of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that Skysite markets and an increasing number of market competitors. For the year ended December 31, 1997, the Company's operating loss was $4,440,822. The Company has incurred substantial quarterly operating losses through the first three fiscal quarters of 1998 and expects a loss for the full year and possibly longer.

     In order to become profitable, the Company must successfully market and sell its satellite telephone products and services, sell evolving products for new and existing markets, increase gross margins through higher sales volumes, expand its distribution capability and manage its operating expenses. There can be no assurance that the Company will ever achieve those objectives or profitability. The Company's actual working capital needs depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. As a result, there can be no assurance that the Company will not require additional funding. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's business, financial condition and results of operations. The Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to shareholders. The type, timing and terms of financing amounts selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. For the year ended December 31, 1997, the Company raised $4,306,944 in equity offerings. See "--Significant Dilutive Effects of Shares Eligible for Future Sale on Market Price of Common Stock," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Financial Statements.

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

DEPENDENCE ON CERTAIN SUPPLIERS

     The Company is supplied satellite services pursuant to agreements with American Mobile Satellite Corporation and Iridium North America, L.P. ("Iridium"). The Company is a nonexclusive dealer for manufacturers of satellite telephones, which include Westinghouse Electric ("Westinghouse"), Mitsubishi Electronics America, Inc. ("Mitsubishi"), and (through Iridium) Motorola and Kyocera. For the year ended December 31, 1997, retail sales by the Company of Westinghouse products and services accounted for approximately 56% of the Company's revenues. Since a material amount of the Company's equipment revenues are derived from selling air time, the unavailability of products would have a material adverse effect on the Company's business and prospects. The limited number of manufacturers is a risk of the Company's business. The loss of any supplier could have a mataerial adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that current suppliers will continue to provide products to the Company at attractive prices, or at all, or from these or other providers on the scale and within the time frames required by the Company. Further there can be no assurance that any of the Company's suppliers will not enter into exclusive arrangements with the Company's competitors, or cease selling these components to the Company at commercially reasonable prices, or at all. Any failure to obtain such products on a timely basis at an affordable cost, or any significant delays or interruptions of supply, would have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON KEY CUSTOMERS

     During the year ended December 31, 1997, the Company's net sales to its five largest customers accounted for approximately 36% of total net sales. For the year ended December 31, 1997, the Royal Bahamas Police Force represented 22% of the Company's net sales. Other than the foregoing, no one customer accounted for 10.0% or more of net sales for the period. In addition, the satellite telephone market experiences rapidly changing technology and frequent new product introduction which may result in loss of customers or uncollectiblity of accounts receivables of any major customer. No one customer accounted for 10.0% or more of trade receivables. The loss of or significant decrease in sales to any one of the Company's major customers or uncollectability of any accounts receivable of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent upon its executive officers and certain key employees, the loss of any one of whom could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success will depend in significant part upon the continued service of certain key personnel, and the Company's continuing ability to attract, assimilate and retain highly qualified managerial and sales and marketing personnel. There can be no assurance that the Company can retain its existing key managerial or sales and marketing personnel or that it can attract, assimilate and retain such employees in the future. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon the Company's business, financial condition or results of operations. With the exception of its Chief Executive Officer, the Company does not have employment contracts with its officers and key employees. Moreover, the Company does not have key-man life or disability insurance on any of its officers or key employees. In the event of their death or disability or in the event they are otherwise unable to render services to the Company, there can be no assurance that the Company will be able to recruit and retain replacements. See "Management--Directors and Executive Officers."

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

SIGNIFICANT DILUTIVE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON MARKET PRICE OF COMMON STOCK

As of December 28, 1998, there were 735,000 shares of Common Stock issuable upon the exercise of options under the Company's 1996 Non-Employee Directors' Stock Option Plan and the

1998 Stock Option, Deferred Stock and Restricted Stock Plan. In addition, as of December 28, 1998, there were 1,230,200 shares of Common Stock issuable upon the exercise of options under the stock option plan adopted by the Company in 1995. See "Executive Compensation-Stock Option Plans." Finally, as of December 28, 1998, there were 3,410,400 shares of Common Stock issuable upon the exercise of options granted outside any of the Company's stock option plans. Of these options, 2,380,000 options were granted to a placement agent in connection with the Series A Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In addition, the Company has issued 4,338,832 shares of Series A Preferred Stock, 3,000 shares of Series B Preferred Stock, and 3,000 shares of Series C Preferred Stock, which are all convertible into shares of Common Stock. Each share of Series A Preferred Stock is convertible into one share of Common Stock, whereas each share of Series B and Series C Preferred Stock is convertible into a number of shares as determined by the Series B and Series C conversion formula. Holders of Series A Preferred Stock may convert up to 25% of their shares 90 days following the date the shares were issued, and up to 25% of their shares at the end of each of the three consecutive 90-day periods thereafter. Holders of Series A Preferred Stock also possess conversion rights exercisable upon acquisition of the Company by another entity. Further, the Series A Preferred Stock is automatically converted into Common Stock upon the consummation of the Company's sale of its Common Stock in a firm commitment underwritten public offering, or upon acquisition of the Company, if, in connection with such acquisition, the holders of Series A Preferred Stock receive an amount per share greater than $1.50. Holders of Series B Preferred Stock may convert 50% of their shares into Common Stock on the effective date of registration of the underlying Common Stock and the remaining 50% 45 days thereafter. Holders of Series C Preferred Stock have the right to convert 50% of their shares into Common Stock upon the earlier of the effective date of registration of the underlying Common Stock, or 120 days after issuance of the Series C Preferred Stock and the remaining 50% upon the earlier of 45 days following the effective date of registration of the underlying Common Stock, or 165 days after issuance of the Preferred Stock. In connection with the sale of the Series A, Series B and Series C Preferred Stock, the Company issued 2,169,216, 500,000 and 495,000 warrants, respectively, convertible into an aggregate of 3,164,216 shares of Common Stock. Lastly, in connection with each of the offerings of the Series B and Series C Preferred Stock, the Company issued 250,000 warrants, for a total of 500,000 warrants, to the placement agent thereof. The warrants include certain dilution adjustments resulting from the subsequent issuance of Common Stock or securities converting into Common Stock. All of the common shares, to the extent that they are eligible or appear to be eligible for sale in the public market, could have a material adverse effect on the market price of the Common Stock and therefore make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

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

     The Company has issued in the past, and intends to issue in the future, additional equity securities in order to fund working capital requirements. To the extent the Company does so, existing shareholders of the Company will experience substantial dilution, particularly if the terms of such issuance include discounts to market prices or the issuance of warrants. In addition, to the extent the Company issues securities at a discount to the then current market price, the Company will be required to record a stock compensation expense or other charge of such issuances in its financial statements, which may adversely affect the Company's operating results for the period in which such stock is issued.

     In addition, the holders of Series B and Series C Convertible Preferred Stock and related warrants are entitled to registration rights with respect to the shares of Common Stock underlying their respective securities. Pursuant to the registration rights agreement between the Company and the holders of Series B and Series C Preferred Stock, the Company is required to file a registration statement covering the resale of the shares of the Company's Common Stock, together with any capital shares issued in replacement of or in exchange for such Common Shares, issuable or issued upon conversion of the Series B or Series C Preferred Stock and warrants, pursuant to each offering. The registration rights agreements also grant holders piggyback and demand registration rights. To the extent that such holders convert their existing securities into Common Stock, following the effective date of the Registration Statement related thereto, such shares will be immediately eligible to be sold in the public market without restriction under Rule 144 under the Securities Act of 1933, as amended (the "Act"), which, given the relatively low trading volumes for the Company's

Common Stock, would likely have a significant depressant effect of the per share market price of the Company's Common Stock. As of December 28, 1998, 120 days had passed since the closing of the Series C Perferred Stock offering and the Company had not filed a registration statement with the Securities and Exchange Commission as provided for in the Series C Registration Agreement. As a result the holders of its Series C Perferred Stock were entitled to certain adjustments that will increase the number of common shares to which they are entitled upon conversion of their preferred shares - 50% of which were eligible for conversion as of the end of December 1998.


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

RISKS ASSOCIATED WITH STOCK OPTION GRANTS

     The Company has adopted three stock option plans under which it has granted options to purchase an aggregate of 2,645,200 shares of the Company's Common Stock. See "Executive Compensation--Stock Option Plans." In addition, the Company has granted additional options to purchase 3,560,400 shares of Common Stock outside of any stock option plan. To date, the shares underlying the stock options have not been registered with the Commission, or under the securities laws of any applicable state. The Company has granted the foregoing options and permitted the issuance of 830,000 shares of Common Stock upon the exercise of certain stock options in reliance on the exemption from registration found in Section 4(2) of the Act or Rules 505 or 506 promulgated thereunder and similar state securities exemptions. Section 4(2) of the Act exempts from the registration requirements of Section 5 of the Act those transactions by an issuer not involving a public offering. If it is determined at a later date that the grant of the aforementioned stock options or the issuance of Common Stock pursuant to the exercise thereof involved a public offering for which the Company cannot find an exemption, then the Company will have committed a Section 5 violation, or a violation of similar state securities laws, and may be subject to suit by shareholders pursuant to Section 12 of the Act or such other similar state securities laws. A successful suit under Sections 5 or 12 of the Act or their state securities law counterparts could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     Low Earth Orbit and Geostationary Digital Satellite Telephone Systems are mobile satellite services for voice, fax and data, that span land-mobile, fixed-site, transportable and maritime applications. Subscribers on the MSAT System (i.e., mobile satellite) dial direct, through a communications satellite, using a variety of satellite terminals. These mobile terminals are built by leaders in wireless electronic communications, which include Westinghouse Wireless Solutions Company, Mitsubishi Electronics of America, Cal Corporation, KVH Maritime Products, Kyocera and Motorola. The Company is a distributor for Westinghouse mobile terminals and Motorola and Kyocera satellite telephones.

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

     The Company also offers, on a non-exclusive basis, Iridium services throughout the world, and subscriber units pursuant to its agreement for a term of three years with Iridium North America, L.P. The IRIDIUM system is a satellite-based, digital communications system that is designed to provide subscribers with worldwide voice, paging, data and fax capability using a hand-held telephone and pager linked to a constellation of low-earth orbiting satellites. With 66 satellites forming a cross-linked grid above the Earth, the Iridium system is the first low-Earth-orbiting system for wireless telephone service. At 780 km (485 miles) high, these satellites work differently from those at a much higher orbit (36,000 km) in two major ways. First, they are close enough to receive the signals of a handheld device; and second, they act like cellular towers in the sky - where wireless signals can move overhead instead of through ground-based calls. The Iridium phone is the primary means by which callers will communicate directly through the Iridium network. Its multi-mode capability allows the telephone to work as a typical cellular telephone (in areas where compatible cellular service exists) and as a satellite telephone. For Iridium subscribers, this means one handheld phone providing both cellular and satellite access.

     Iridium now offers, or plans to offer several services. Iridium World Satellite Service provides a direct satellite link for both incoming and outgoing communications in remote areas, poorly covered regions, and locations outside terrestrial networks. Iridium World Roaming Service allows roaming across multiple wireless protocols, allowing one telephone number to receive and one telephone bill to charge for calls made anywhere on earth. The Iridium World Page Service will provide global alphanumeric messaging.

     Commercial service on the Iridium system was initiated in the fourth quarter of 1998. Although the Company has begun selling and shipping Iridium services and equipment, there remain technical issues that could dampen demand for these products unless or until they are resolved. See "Risk Factors-- Dependence on Certain Suppliers."

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

     Iridium handheld satellite telephones retail at approximately $4,000, depending on features and accessories. Iridium airtime varies in cost depending on the origin and destination of the call, ranging from approximately $2.00/minute within North America and $10.00/minute for calls between South America and Asia.

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

PATENTS AND TRADEMARKS

     The Company has five granted patents relating to its ED and UITI technology. The Company also owns trademarks on ED in the United States and France, and on UITI and UITI TV in the United States. In August 1998, the Company, pursuant to a settlement agreement, granted Raquel Velasco an option to purchase the aforementioned intellectual property for $50,000 which Ms. Velasco exercised in November 1998. See "--Legal Proceedings." Insat's products are not branded, as Insat is primarily a reseller and service provider.

EMPLOYEES

     At December 28, 1998, the Company had approximately 36 employees.

ITEM 2.   PROPERTIES

     The Company's headquarters are located in Chevy Chase, Maryland and consist of approximately 1,500 square feet. The annual base rent is approximately $98,736 and the lease expires December 31, 1999. The Company also leases space in Washington D.C., consisting of 2,650 square feet. The annual base rent is approximately $59,172, and the lease expires June 14, 2000. The Company also leases space for Skysite in Burbank, California consisting of 6,157 square feet. The annual base rent is approximately $66,000 and the lease expires January 31, 1999.

ITEM 3.   LEGAL PROCEEDINGS

     William H. Buck v. Viscorp & Visual Information Services Corp.  On or about
     --------------------------------------------------------------
June 2, 1997, the Company filed a complaint against William H. Buck , the Company's former Chief Executive Officer and Director, in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 3390, entitled Viscorp and Visual Information Services Corp. v. William H. Buck,
               ----------------------------------------------------------------
alleging breach of fiduciary duty, breach of employment agreement, accounting as to severance agreement and conspiracy to defraud arising out of Mr. Buck's
conduct as Chief Executive Officer of the Company.   On June 23 1997, Mr. Buck
filed a complaint against Viscorp, et. al., in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 4480. Mr. Buck sought a declaratory judgment permitting him to sell 220,000 shares of Common Stock of the Company. On September 19, 1997, Mr. Buck filed a counterclaim against the Company, alleging partial rescission of his severance agreement, dated January 8, 1997, breach of severance agreement, rescission of lock-up agreement, breach of lock-up agreement and tortious interference with economic advantage. On November 12, 1997, Raquel Velasco filed a complaint against the Company, in the United States District Court, Northern District of Illinois, Eastern Division, Case Number 97-C-7897, entitled Raquel Velasco v. Viscorp,
                                                  -------------------------
seeking $220,000 in damages and expenses from alleged rescission for breach of written severance agreement, or in the alternative, breach of severance agreement. On June 9, 1998, the Company filed a counterclaim against Ms. Velasco relating to her alleged employment agreement with the Company. The aforementioned matters were consolidated for purposes of discovery. On August 31, 1998, the Company entered into settlement agreements with Mr. Buck and Ms. Velasco. Pursuant to the Company's settlement agreement with Mr. Buck, Mr. Buck is permitted to sell 350,000 shares of the Company's common stock that he already owns, pursuant to a tradeability schedule. Mr. Buck returned all other shares to the Company for cancellation. Mr. Buck's stock options have been canceled. Pursuant to the Company's settlement agreement with Ms. Velasco, Ms. Velasco retained 350,000 shares of the Company's common stock, formerly held by Mr. Buck, also subject to a tradeability schedule. Ms. Velasco has also been granted an option to purchase certain property from the Company, including the ED and UITI technologies, for $50,000 which she exercised in November 1991. See "Business --Background."

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

Serlin v. Visual Information Service Corp., case number C 96-21073. David Serlin
-----------------------------------------
and Marvin Lerch claimed damages in excess of $6.5 million in connection with the alleged breach of their employment contracts, alleging breach of employment contracts, breach of the implied covenant of good faith and fair dealing, fraud, deceit and negligent misrepresentation among several causes of action. On June 25, 1997, a settlement conference was held in Visual Information Service Corp.
                                              --------------------------------
v. Interactive Video Publishing, Inc. and Serlin v. Visual Information Service
-------------------------------------     ------------------------------------
Corp. and a settlement was reached with all parties in both actions. On
-----
September 26, 1997, Messrs. Serlin and Lerch entered into a settlement agreement with the Company whereby the Company agreed to pay Messrs. Serlin and Lerch $25,000 each, and granted each 400,000 stock options with an exercise price of $1.50. The Company is currently unable to comply with terms of the settlement agreement because the shares underlying the stock options have not yet been registered. This inability has raised questions about the validity of the agreement and could result in consequential damages assessed against the Company. At this time, management is unable to estimate the likelihood or amount of any such damages.

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

     Roger and Bonnie Remillard v. U.S. Digital Communications, Inc. f/k/a
     ---------------------------------------------------------------------
Viscorp and Corporate Stock Transfer, Inc.  On or about June 1, 1998, Roger and
------------------------------------------
Bonnie Remillard filed a complaint in the United States District Court, District of Colorado, Case No. 98-WY-1217-CH, alleging that the Company failed to remove restrictive legends from the Remillards' shares in the Company, in violation of Nevada Revised Statute 104.8401. Pursuant to a settlement agreement, dated July 2, 1998, the Remillards retained 820,000 shares of the Company's Common Stock. Further, the Remillards retained 200,000 out of 288,000 stock options, which must be exercised before January 1, 1999. As of December 28, 1998, 150,000 of those options have been exercised. The Remillards are permitted to sell their shares pursuant to a tradeability schedule.

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

                                                    HIGH     LOW
                                                  -------   ------
           1996
           ----
           First Quarter                           $ 8.25   $5.25
           Second Quarter                          $11.38   $8.13
           Third Quarter                           $11.25   $8.75
           Fourth Quarter                          $ 9.31   $1.25

           1997
           ----
           First Quarter                           $ 2.06   $1.06
           Second Quarter                          $ 1.59   $0.31
           Third Quarter                           $ 2.44   $0.61
           Fourth Quarter                          $ 2.65   $0.67

           1998
           ----
           First Quarter                           $ 1.61   $0.67
           Second Quarter                          $ 5.25   $0.77
           Third Quarter                           $ 7.00   $2.25
           Fourth Quarter (through December 28)    $ 5.44   $2.31

     There were 117 shareholders of record of the Common Stock as of December 28, 1998. As of December 28, 1998, the closing bid price of the Company's Common Stock was $3.94 as quoted on the Nasdaq Bulletin Board.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the financial statements of U.S. Digital Communications, Inc. and its subsidiaries. The years ended December 31, 1994, 1995 and 1996 have been audited by Blackman Kallick Bartelstein, LLP, whose report included an explanatory paragraph with respect to the Company's ability to continue as a going concern. The financial statements as of December 31, 1996 and 1997, and for each of the years in the three-year period ended December 31, 1997, are included elsewhere in this filing. The consolidated financial statements as of and for the year ended December 31, 1997, have been audited by Reznick, Fedder & Silverman PC. See "Changes in and Disagreements with Accountants on Accounting and Disclosure."

                                                           YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------
                                       1993           1994           1995           1996           1997
                                   ------------   ------------   ------------   ------------   ------------
STATEMENT OF
   OPERATIONS DATA:
Sales of equipment
 and services                      $         0    $         0    $         0    $         0    $   486,642
License Income                               0              0        629,688              0              0
Gross Profit                                 0              0        629,688              0         73,875
Total operating expenses            (1,248,360)    (1,339,364)    (3,222,489)    (7,885,929)    (4,514,697)
Loss from operations                (1,248,360)    (1,339,364)    (2,592,801)    (7,885,929)    (4,440,822)
Other income (expense), net           (112,246)         3,338          4,748       (170,989)      (244,363)
Net loss                            (1,360,606)    (1,336,026)    (2,588,053)    (8,056,918)    (4,685,185)
Dividends on preferred stock                 0              0              0              0     (1,629,916)
Net loss per common share                (0.19)         (0.12)         (0.15)         (0.37)         (0.31)
Weighted average shares of           7,104,092     11,775,976     17,190,915     21,914,630     20,676,196
common stock outstanding


                                                         YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------
                                    1993           1994           1995           1996            1997
                                ------------   ------------   ------------   -------------   -------------
BALANCE SHEET DATA:
Cash and cash equivalents       $         0    $   552,878    $   739,930    $      8,654    $    545,790
Working capital                    (128,371)       388,875        287,713      (2,936,191)     (3,522,622)
Total assets                         16,982        664,328      1,258,853         242,302       2,031,875
Notes payable (net                1,494,161              0              0          29,865           1,671
of current portion)
Common stock                        800,200      2,566,167        212,080         221,280         222,980
Preferred stock                           0              0              0               0          28,822
Accumulated deficit              (2,405,750)    (3,741,776)    (6,329,829)    (14,386,747)    (20,701,848)
Total shareholders' equity       (1,605,550)       493,752        706,636      (2,782,886)     (2,397,670)
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

GENERAL

     The Company has had recurring net losses including its last three fiscal years. Moreover, there can be no assurance that the Company or its subsidiaries will ever generate significant revenues. Further, there is no guarantee that if the Company ever achieves a level of profitability, that it can be sustained.


     Pursuant to the Agreement and Plan of Reorganization, dated June 20, 1997, and the amendment thereto, dated May 28, 1998, U.S. Digital Communications, Inc., acquired Skysite Communications Corporation. See "Business--Background." During 1997, the Company sold 2,882,232 shares of 8% Cumulative Convertible Preferred Stock, pursuant to Regulation S promulgated by the United States Securities and Exchange Commission.

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

     General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, were $2,975,782 for fiscal 1997, compared to $2,985,039 for fiscal 1996. This slight decrease of $9,257 reflected a reduction in general corporate overhead offset by the Company's assumption of Skysite's general and administrative expenses pursuant to the Company's acquisition of Skysite.

     The Company granted stock options to various employees and other individuals during fiscal 1997. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $1,252,657. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as of the date the options were granted.

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

     The Company granted stock options to various employees and consultants during fiscal 1996. In connection with the granting of these options, the Company recorded compensation and consulting expense, and a related increase to additional paid-in-capital, in the amount of $2,927,083 during 1996. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock as of the date the options were granted.

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

     Pursuant to an agreement with a placement agent, WS Marketing and Financial Services, Inc., for a private offering of 4,000 shares of Series C Preferred Stock, as of December 28, 1998, the Company sold 3,000 shares for a total consideration of approximately $3,000,000. Of this amount, the Company received
approximately $2,670,000, which it intends to use for working capital.    In
addition, WS Marketing and Financial Services, Inc. received 250,000 warrants to purchase Common Stock as part of its placement fee.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
U.S. Digital Communications, Inc.

            We have audited the accompanying consolidated balance sheet of U.S. Digital Communications, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of U.S. Digital Communications, Inc. for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated April 4, 1997, expressed an unqualified opinion on those statements.

            We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Digital Communications, Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
December 9, 1998

                        U.S. Digital Communications, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS
                                                    1996         1997
                                                -----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $    8,654    $   545,790
  Trade accounts receivable, net
   of allowance for uncollectible
   accounts of $19,000                                  -        209,073
  Other receivables                                20,000              -
  Inventory                                             -        107,967
  Note receivable                                       -         25,000
  Prepaid expenses                                 30,478         17,436
                                                ----------    -----------

     Total current assets                          59,132        905,266

INVESTMENTS                                             -          9,750

PROPERTY AND EQUIPMENT, NET                        90,789        122,500

INTANGIBLE ASSETS, NET                             86,628        981,327

OTHER NONCURRENT ASSETS                             5,753         13,032
                                                ----------    -----------

Total assets                                   $  242,302    $ 2,031,875
                                                ==========    ===========

                                 (continued)

                       U.S. Digital Communications, Inc.

                                 December 31,

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                         1996          1997
                                                     ------------  ------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $  1,572,011  $  1,766,838
  Deferred revenue                                            --       107,267
  Dividends payable                                           --       135,931
  Stockholder loans                                      624,386       962,385
  Accrued interest on stockholder loans                   34,649       147,623
  Notes payable                                          110,755       329,458
  Minimum royalty obligation                             450,000       450,000
  Due to former officers and shareholders                203,522       528,426
                                                     ------------  ------------

    Total current liabilities                          2,995,323     4,427,928

NOTES PAYABLE (net of current portion)                    29,865         1,617
                                                     ------------  ------------

    Total liabilities                                  3,025,188     4,429,545
                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES                                 --            --

STOCKHOLDERS' DEFICIT
  Preferred stock - $.01 par, 10,000,000 shares
    authorized; 2,882,232 issued and outstanding
    at December 31, 1997; liquidation preference of
    $4,459,279                                                --        28,822
  Common stock - $.01 par, 50,000,000 shares
    authorized; 22,298,000 issued and 16,395,800
    outstanding at December 31, 1997; 22,128,000
    issued and outstanding at December 31, 1996          221,280       222,980
  Additional paid-in capital                          15,096,123    16,332,314
  Common stock warrants                                       --     1,581,337
  Accumulated unrealized losses on investments                --       (31,200)
  Treasury stock (5,902,200 shares of common
    stock at cost)                                            --           (10)
  Deferred compensation                               (3,713,542)      (19,648)
  Shares to be issued (including additional
    paid-in capital)                                          --       389,583
  Shareholders' receivable                                    --      (200,000)
  Accumulated deficit                                (14,386,747)  (20,701,848)
                                                     ------------  ------------

    Total stockholders' deficit                       (2,782,886)   (2,397,670)
                                                     ------------  ------------

    Total liabilities and stockholders' deficit     $    242,302  $  2,031,875
                                                     ============  ============

                       See notes to financial statements

                       U.S. Digital Communications, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1995, 1996 and 1997

                                                            1995                        1996                        1997
                                                  -----------------------     -----------------------     ------------------------
Sales
  Equipment                                      $                     -     $                     -     $                285,047
  Airtime services                                                     -                           -                      201,595
  License fees                                                   629,688                           -                            -
                                                  -----------------------     -----------------------     ------------------------

     Total sales                                                 629,688                           -                      486,642

Cost of goods sold                                                     -                           -                      412,767
                                                  -----------------------     -----------------------     ------------------------

     Gross profit                                                629,688                           -                       73,875
                                                  -----------------------     -----------------------     ------------------------

Operating expenses
  Sales and marketing                                                  -                           -                      286,258
  Research and development                                     1,010,884                     955,570                            -
  Minimum royalty expense                                              -                     900,000                            -
  Fund-raising fees for failed offering                                -                     118,237                            -
  General and administrative                                   2,211,605                   2,985,039                    2,975,782
  Stock option compensation                                            -                   2,927,083                    1,252,657
                                                  -----------------------     -----------------------     ------------------------

     Total operating expenses                                  3,222,489                   7,885,929                    4,514,697
                                                  -----------------------     -----------------------     ------------------------

Loss from operations                                          (2,592,801)                 (7,885,929)                  (4,440,822)
                                                  -----------------------     -----------------------     ------------------------

Other income (expense)
  Interest expense                                                (4,013)                    (47,618)                    (183,593)
  Interest and other income                                        8,761                       7,385                       23,280
  Loss on investments and disposal of equipment                        -                    (130,756)                     (84,050)
                                                  -----------------------     -----------------------     ------------------------

     Total other income (expense), net                             4,748                    (170,989)                    (244,363)
                                                  -----------------------     -----------------------     ------------------------

Net loss                                                      (2,588,053)                 (8,056,918)                  (4,685,185)

Dividends and beneficial conversion feature on
  preferred stock                                                      -                           -                   (1,629,916)
                                                  -----------------------     -----------------------     ------------------------

Net loss available to common stockholders        $            (2,588,053)    $            (8,056,918)    $             (6,315,101)
                                                  =======================     =======================     ========================

Net loss per common share
  Basic                                          $                 (0.15)    $                 (0.37)    $                  (0.31)
                                                  =======================     =======================     ========================

  Diluted                                        $                 (0.15)    $                 (0.37)    $                  (0.31)
                                                  =======================     =======================     ========================

  Weighted average shares of common
    stock outstanding                                         17,190,915                  21,914,630                   20,676,196
                                                  =======================     =======================     ========================

                       See notes to financial statements

                       U.S. Digital Communications, Inc.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 1995, 1996 and 1997


                                                                                  Common stock                   Common stock
                                                     Preferred stock                par value                    no par value
                                                -------------------------    ------------------------     ------------------------
                                                  Shares         Amount        Shares        Amount         Shares        Amount
                                                ----------     ----------    ----------    ----------     ----------    ----------
Balance, December 31, 1994                               --   $        --            --   $        --     3,722,000    $ 2,566,167
  Sale of stock for cash                                 --            --            --            --     1,161,000      3,035,000
  Stock issued as compensation                           --            --            --            --       150,000        375,000
  Stock issued for consulting services                   --            --            --            --        26,500         66,250
  Stock issuance costs                                   --            --            --            --            --       (330,000)
  Effect of merger                                       --            --    21,208,000       212,080    (5,059,500)    (5,712,417)
  Change in unrealized loss on
    investments                                          --            --            --            --            --             --
  Net loss                                               --            --            --            --            --             --
                                                -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1995                               --            --    21,208,000       212,080            --             --
  Sale of stock for cash                                 --            --       920,000         9,200            --             --
  Change in unrealized loss on
    investments                                          --            --            --            --            --             --
  Stock issuance costs                                   --            --            --            --            --             --
  Options issued to placement agent                      --            --            --            --            --             --
  Deferred compensation related to
    grant of stock options                               --            --            --            --            --             --
  Amortization of deferred compensation                  --            --            --            --            --             --
  Net loss                                               --            --            --            --            --             --
                                                -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1996                               --            --    22,128,000       221,280            --             --
  Sale of stock and warrants for cash             2,882,232        28,822            --            --            --             --
  Issuance of stock for noncash
    transactions                                         --            --       170,000         1,700            --             --
  Stock issuance costs                                   --            --            --            --            --             --
  Options issued to Placement Agent                      --            --            --            --            --             --
  Deferred compensation related to
    grant of stock options                               --            --            --            --            --             --
  Cancellation of options                                --            --            --            --            --             --
  Amortization of deferred
    compensation                                         --            --            --            --            --             --
  Preferred dividends and beneficial
    conversion feature                                   --            --            --            --            --             --
  Change in unrealized loss on
    investments                                          --            --            --            --            --             --
  Repurchase of common stock                             --            --            --            --            --             --
  Shareholders' receivable                               --            --            --            --            --             --
  Shares to be issued (including
    additional paid-in capital)                          --            --            --            --            --             --
  Net loss                                               --            --            --            --            --             --
                                                -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1997                        2,882,232   $    28,822    22,298,000   $   222,980            --    $        --
                                                ===========   ===========   ===========   ===========   ===========    ===========


                                                                     Common      Accumulated            Treasury stock
                                                Additional paid-     stock     unrealized loss     ------------------------
                                                   in capital       warrants    on investment        Shares          Cost
                                               ------------------  ---------- -----------------    ----------      --------
 Balance, December 31, 1994                       $  1,669,361    $         --   $         --              --    $         --
   Sale of stock for cash                                   --              --             --              --              --
   Stock issued as compensation                             --              --             --              --              --
   Stock issued for consulting services                     --              --             --              --              --
   Stock issuance costs                                     --              --             --              --              --
   Effect of merger                                  5,500,337              --             --              --              --
   Change in unrealized loss on
     investments                                            --              --       (345,313)             --              --
   Net loss                                                 --              --             --              --              --
                                                   -----------     -----------    -----------     -----------     -----------

 Balance, December 31, 1995                          7,169,698              --       (345,313)             --              --
   Sale of stock for cash                            1,290,800              --             --              --              --
   Change in unrealized loss on
     investments                                            --              --        345,313              --              --
   Stock issuance costs                             (2,805,000)             --             --              --              --
   Options issued to placement agent                 2,800,000              --             --              --              --
   Deferred compensation related to
     grant of stock options                          6,640,625              --             --              --              --
   Amortization of deferred compensation                    --              --             --              --              --
   Net loss                                                 --              --             --              --              --
                                                   -----------     -----------    -----------     -----------     -----------

 Balance, December 31, 1996                         15,096,123              --             --              --              --
   Sale of stock and warrants for cash               2,696,785       1,581,337             --              --              --
   Issuance of stock for noncash
     transactions                                      107,900              --             --              --              --
   Stock issuance costs                             (1,785,888)             --             --              --              --
   Options issued to Placement Agent                 1,278,631              --             --              --              --
   Deferred compensation related to
     grant of stock options                            879,596              --             --              --              --
   Cancellation of options                          (3,320,833)             --             --              --              --
   Amortization of deferred
     compensation                                           --              --             --              --              --
   Preferred dividends and beneficial
     conversion feature                              1,380,000              --             --              --              --
   Change in unrealized loss on
     investments                                            --              --        (31,200)             --              --
   Repurchase of common stock                               --              --             --      (5,902,200)            (10)
   Shareholders' receivable                                 --              --             --              --              --
   Shares to be issued (including
     additional paid-in capital)                            --              --             --              --              --
   Net loss                                                 --              --             --              --              --
                                                   -----------     -----------    -----------     -----------     -----------

 Balance, December 31, 1997                       $ 16,332,314    $  1,581,337   $    (31,200)   $ (5,902,200)   $        (10)
                                                   ===========     ===========    ===========     ===========     ===========


                                                                                                                      Total
                                                      Deferred       Shares to be  Stockholders'    Accumulated    stockholders'
                                                    compensation        issued      receivable        deficit         equity
                                                   --------------   -------------- -------------   -------------  ---------------
 Balance, December 31, 1994                         $         --    $         --   $         --    $ (3,741,776)   $    493,752
   Sale of stock for cash                                     --              --             --              --       3,035,000
   Stock issued as compensation                               --              --             --              --         375,000
   Stock issued for consulting services                       --              --             --              --          66,250
   Stock issuance costs                                       --              --             --              --        (330,000)
   Effect of merger                                           --              --             --              --              --
   Change in unrealized loss on
     investments                                              --              --             --              --        (345,313)
   Net loss                                                   --              --             --      (2,588,053)     (2,588,053)
                                                     -----------     -----------    -----------     -----------     -----------

 Balance, December 31, 1995                                   --              --             --      (6,329,829)        706,636
   Sale of stock for cash                                     --              --             --              --       1,300,000
   Change in unrealized loss on
     investments                                              --              --             --              --         345,313
   Stock issuance costs                                       --              --             --              --      (2,805,000)
   Options issued to placement agent                          --              --             --              --       2,800,000
   Deferred compensation related to
     grant of stock options                           (6,640,625)             --             --              --              --
   Amortization of deferred compensation               2,927,083              --             --              --       2,927,083
   Net loss                                                   --              --             --      (8,056,918)     (8,056,918)
                                                     -----------     -----------    -----------     -----------     -----------

 Balance, December 31, 1996                           (3,713,542)             --             --     (14,386,747)     (2,782,886)
   Sale of stock and warrants for cash                        --              --             --              --       4,306,944
   Issuance of stock for noncash
     transactions                                             --              --             --              --         109,600
   Stock issuance costs                                       --              --             --              --      (1,785,888)
   Options issued to Placement Agent                          --              --             --              --       1,278,631
   Deferred compensation related to
     grant of stock options                             (879,596)             --             --              --              --
   Cancellation of options                             3,320,833              --             --              --              --
   Amortization of deferred
     compensation                                      1,252,657              --             --              --       1,252,657
   Preferred dividends and beneficial
     conversion feature                                       --              --             --      (1,629,916)       (249,916)
   Change in unrealized loss on
     investments                                              --              --             --              --         (31,200)
   Repurchase of common stock                                 --              --             --              --             (10)
   Shareholders' receivable                                   --              --       (200,000)             --        (200,000)
   Shares to be issued (including
     additional paid-in capital)                              --         389,583             --              --         389,583
   Net loss                                                   --              --             --      (4,685,185)     (4,685,185)
                                                     -----------     -----------    -----------     -----------     -----------

 Balance, December 31, 1997                         $    (19,648)   $    389,583   $   (200,000)   $(20,701,848)   $ (2,397,670)
                                                     ===========     ===========    ===========     ===========     ===========


                       See notes to financial statements

                       U.S. Digital Communications, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1996 and 1997


                                                             1995                1996                 1997
                                                       -----------------   -----------------    -----------------
 Cash flows from operating activities
   Net loss                                          $       (2,588,053) $       (8,056,918)  $       (4,685,185)
   Adjustments to reconcile net loss to net cash
     used in operating activities
   Depreciation and amortization                                 13,136              41,256              195,065
   License income received in stock                            (629,688)                  -                    -
   Stock option compensation                                          -           2,927,083            1,252,657
   Loss on investments                                                -             129,688               84,050
   Services paid in stock                                       416,250                   -                    -
   Provision for losses on advances                              25,000                   -                    -
   Loss on disposal of equipment                                      -               1,068                    -
   Changes in assets and liabilities
     Increase in trade accounts receivable                            -                   -              (96,380)
     Decrease in other receivables                                    -                   -               20,000
     Decrease in inventory                                            -                   -               43,349
     Increase in note receivable                                      -                   -              (25,000)
     Decrease (increase) in prepaid expenses                    (93,247)             69,522               13,042
     Increase in other noncurrent assets                              -                   -               (3,079)
     (Decrease) increase in accounts payable
       and accrued expenses                                     197,274           1,260,270             (520,463)
     Decrease in deferred revenue                                     -                   -              (70,400)
     Increase in accrued interest on
       stockholder loans                                          2,910              25,659              109,603
     Increase in minimum royalty obligation                           -             450,000                    -
     Increase in due to former officers and
       shareholders                                                   -             300,000              324,905
                                                       -----------------   -----------------    -----------------

         Net cash used in operating activities               (2,656,418)         (2,852,372)          (3,357,836)
                                                       -----------------   -----------------    -----------------

 Cash flows from investing activities
   Purchase of investments                                            -                   -             (125,000)
   Capital expenditures                                         (14,784)            (30,518)             (62,444)
   Advances to Skysite prior to acquisition                           -                   -             (231,039)
   Advances to related company                                  (25,000)                  -                    -
   Patents and other expenditures                               (28,023)            (13,838)                   -
   Advances to stockholders                                           -            (116,478)                   -
                                                       -----------------   -----------------    -----------------

         Net cash used in investing activities                  (67,807)           (160,834)            (418,483)
                                                       -----------------   -----------------    -----------------
 Cash flows from financing activities
   Borrowings from nonstockholders                   $                -  $          100,000   $          300,000
   Borrowings from stockholders                                 231,484             992,900              388,000
   Repayment of stockholder borrowings                                -            (100,000)             (50,000)
   Principal payments under notes payable                             -              (5,970)             (10,237)
   Proceeds from issuance of common
     stock                                                    3,035,000           1,300,000                    -
   Proceeds from issuance of preferred
     stock and warrants                                               -                   -            4,306,944
   Purchase of treasury stock                                         -                   -                  (10)
   Payment of dividends on preferred stock                            -                   -             (113,985)
   Payment of stock issuance costs, net                        (355,000)             (5,000)            (507,257)
                                                       -----------------   -----------------    -----------------

         Net cash provided by financing activities            2,911,484           2,281,930            4,313,455
                                                       -----------------   -----------------    -----------------

         NET INCREASE (DECREASE) IN
           CASH AND CASH EQUIVALENTS                            187,052            (731,276)             537,136

   Cash and cash equivalents, beginning                         552,878             739,930                8,654
                                                       -----------------   -----------------    -----------------

   Cash and cash equivalents, end                    $          739,930  $            8,654   $          545,790
                                                       =================   =================    =================

   Supplemental disclosures of cash
     transactions
       Cash paid for interest                        $                -  $            7,772   $           70,619
                                                       =================   =================    =================

   Supplemental disclosures of noncash
     transactions
       Beneficial conversion feature on
         preferred stock                             $                -  $                -   $        1,380,000
                                                       =================   =================    =================

       Acquisition of Skysite Communications
         Corporation:
           Fair value of assets acquired             $                -  $                -   $          420,622
           Liabilities assumed                                        -                   -              935,914
                                                       -----------------   -----------------    -----------------

                                                     $                -  $                -   $        1,356,536
                                                       =================   =================    =================

       Net change in unrealized loss
         on investments                              $                -  $                -   $           31,200
                                                       =================   =================    =================

       Satisfaction of note payable and accrued
         interest with issuance of common
         stock                                       $                -  $                -   $          109,500
                                                       =================   =================    =================


                        U.S. Digital Communications, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997

NOTE A - ORGANIZATION

Operations
----------

U.S. Digital Communications, Inc. (the "Company"), a Nevada corporation, is a provider of satellite and wireless digital communications equipment and services to corporate and other consumers. The Company, through a wholly-owned subsidiary, markets satellite telephone products and services to provide solutions for the communications needs of companies with global operations or remote installations. Prior to its acquisition of this subsidiary, the Company was a development stage enterprise founded to develop various internet, modem, video data and telephone products and devices. In 1997, the Company discontinued development of these products.

Formation
---------

On November 28, 1995, Global Telephone and Communications, Inc. ("GTCI"), a Nevada corporation, and Visual Information Service Corporation ("Viscorp"), an Illinois corporation, entered into an agreement and plan of reorganization under which every share of Viscorp stock was exchanged for four shares of GTCI stock. This resulted in the stockholders of Viscorp obtaining voting control over GTCI. To the Company's knowledge, GTCI did not conduct any business prior to the reorganization. The reorganization was consummated because the stock of GTCI traded on the Nasdaq Bulletin Board and, therefore, provided the Company with a public presence. In conjunction with the transaction, GTCI changed its name to Viscorp. On October 24, 1997, Viscorp changed its name to U.S. Digital Communications, Inc.

Acquisition of Skysite
----------------------

On June 20, 1997, the Company entered into an agreement and plan of reorganization (the "Agreement") with Skysite Communications Corporation ("Skysite"). Under the Agreement, the Company was to issue 750,000 shares of common stock to the shareholders of Skysite, as well as options to purchase an additional 500,000 shares of restricted common stock at an exercise price of $.40 per share.

The stock of Skysite was transferred to the Company on August 26, 1997. Subsequent to the acquisition, a dispute arose between the Company and the former President of Skysite related to the value of Skysite at the time of the acquisition. As a result of this dispute, the Company withheld the issuance of its shares. During 1998, the Company entered into an amended agreement with the shareholders of Skysite, except for the former President (who was originally allocated 240,000 shares). Under the terms of this amended agreement, the other shareholders' shares and options were placed in an escrow account in October 1998. The shareholders have all rights attributable to the escrowed stock, however, they have agreed that at such time when they elect to sell these shares, the first $200,000 of proceeds will be paid to the Company, and the remaining shares and options will be released to the shareholders. The 240,000 shares due to the former President remain unissued, and the Company does not intend to issue such shares. The Company anticipates that litigation or arbitration by the former president may result, however, since no lawsuit has been filed by the former president, no potential loss has been recorded by the Company

At the time of the acquisition, the company also entered into an agreement with the former President of Skysite to issue options to purchase 146,961 shares of the company's stock, at an exercise price of $.40 per share, over the following 36 months in amounts to be determined by the company. The number of options granted to the former President of Skysite would be adjusted for any material breach of the agreement. In addition, the options to be granted were also based upon employment services, which were to be provided. No options have been granted to the former President since the company believes the former President did breach the agreement, and no services were performed.

The Company recognized the Skysite acquisition as a purchase for accounting purposes. The Company valued the acquisition at the fair value of the consideration given plus the liabilities assumed. The consideration given included the 510,000 shares and 500,000 options placed in escrow, less the $200,000 to be received from escrow when these shares are sold. This $200,000 has been recognized by the Company as a reduction of stockholders' equity. The shares and options have been recorded at management's estimate of fair value which reflects a discount due to the restricted nature of the shares. The following is the valuation at August 26, 1997, the closing date of the acquisition, of consideration given:


   510,000 shares of Company common stock                         $   214,583
   500,000 options to purchase Company common stock                   175,000
   Due from Skysite shareholders                                     (200,000)
   Advances made from the Company to Skysite prior to acquisition     231,039
                                                                   -----------

                                                                      420,622

   Liabilities assumed                                                935,914
                                                                   -----------

       Total purchase price                                       $ 1,356,536
                                                                   ===========

Since the Company had not issued the shares or options due to the other shareholders, as of December 31, 1997, the Company has recorded the value of the consideration to be given as shares to be issued in stockholders' equity. In October 1998, when these shares and options were placed in the escrow account, the Company recognized an increase to its common stock and additional paid-in capital accounts. The purchase price is $1,051,422 in excess of the fair value of the identifiable assets acquired. The Company has recognized this excess as goodwill.

The Company has allocated the purchase price based on the fair value of the assets acquired. The total purchase price of $1,356,536 was allocated as follows:


   Current assets                                  $          289,440
   Property and equipment                                      11,474
   Other assets                                                 4,200
   Goodwill                                                 1,051,422
                                                     -----------------

                                                   $        1,356,536
                                                     =================

The following unaudited proforma financial information presents the consolidated results of operations of the Company and Skysite as if the acquisition had occurred on January 1, 1996. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Skysite constituted a single entity during such periods.


                                                              Year ended
                                                             December 31,
                                                     ---------------------------
                                                         1996           1997
                                                     ------------   ------------
                                                             (Unaudited)

   Proforma revenue                                  $   704,179    $ 1,243,961
   Proforma net loss available to common shareholders (8,898,614)    (6,810,549)
   Proforma net income (loss) per share                    (0.41)         (0.33)

Reorganization
--------------

In July 1998, the Company formed a new wholly-owned subsidiary, U.S. Digital Satellite, Inc. ("Insat"), to oversee its satellite communication operations, and transferred the common stock of Skysite to Insat. Additionally, Insat formed Project 77 Corp. ("Project 77") as its other wholly-owned subsidiary primarily to market Iridium satellite telephone equipment and services in 1998.

Risks and Other Important Factors
---------------------------------

For the three years ended December 31, 1997, the Company has experienced significant losses due to its previous technology development activities and the losses from Skysite's operations. The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales from Insat's products and services and the sale of new products and services. The Company has developed strategies to increase the sales of products and services, however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional capital through the issuance of debt or equity securities. Although the Company believes it has the ability to raise additional capital, such an issuance may be dilutive to existing shareholders and there can be no assurance that adequate funds will be available on terms that are reasonable or acceptable to the Company.

If the Company is unable to generate adequate cash, there could be a material adverse effect on the business and financial condition of the Company. Therefore, the Company has developed a plan to implement certain cost control measures to mitigate its liquidity risk, and is aggressively seeking new products and services as well as other companies to acquire that will increase cash flow and reduce the reliance on Insat's products and services.

Future operating results may be affected by a number of factors including the timing of new product introductions in the market place, competitive pricing pressures, and economic conditions. Because the market for the Company's products is characterized by rapidly changing technology, the development and introduction of competitive products may pose a threat to the Company's business.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation
---------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Skysite, after eliminating intercompany balances and transactions. The amounts included for Skysite represent all activity from August 26, 1997, the date of acquisition, to December 31, 1997.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management has estimated the fair value of its unregistered restricted stock and options given as consideration for the acquisition of Skysite, compensation to placement agents, and compensation to nonemployee directors. Management's estimate of fair value included marketability discounts that were estimated based on arm's length transactions consummated with equity securities (e.g., settlement of debt and stock sales). In addition, management has made estimates in connection with the valuation allowance on the deferred income taxes and the evaluation of potential impairment of goodwill.

Cash Equivalents
----------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 1997, substantially all funds are held at one financial institution and balances exceed the federally insured limits. The Company does not believe it is exposed to any significant credit risk on cash equivalents.

Inventory
---------

Inventory, which consists primarily of finished goods, is stated at the lower of cost or market on a first-in, first-out basis. Cost is determined using the weighted average cost method. During 1997, the Company's inventory and receivables were pledged as collateral to a supplier for past due amounts. The inventory and receivable balance on the date of the agreement was $433,206. The supplier subsequently released their security interest in 1998.

Property and Equipment
----------------------

Property and equipment are recorded at historical cost and are being depreciated over the estimated useful lives of the assets ranging from three to seven years, using accelerated methods. For property and equipment under capital lease, the assets are depreciated over the shorter of the remaining life of the lease or the useful life of the asset.

Intangible Assets
-----------------

Intangible assets includes the excess of purchase price over net assets received resulting from the August 26, 1997 acquisition of Skysite. As of December 31, 1997, the unamortized balance was $981,327 (net of accumulated amortization of $70,095). The amortization period being used is five years.

Prior to the Company's acquisition of Skysite, the Company incurred certain expenses for patents and trademarks related to the development of various internet, modem, video data and telephone products. Since the Company has discontinued development of these devices, the Company has written-off the unamortized balance related to these items as of December 31, 1997.

Impairment of Long-Lived Assets
-------------------------------

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amounts of net assets. Impairment, if any, is measured at fair value.

Earnings (Loss) Per Common Share
--------------------------------

Effective January 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings (loss) per common share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share are computed by dividing net loss by the weighted-average number of shares of common stock outstanding plus other dilutive securities.

Since the Company had net losses from operations, no potential common shares to be issued are included in the computation of the diluted per share amount as they would be anti-dilutive. Accordingly, the following common stock equivalents are not included in the weighted-average shares of common stock outstanding.

                                             1995         1996         1997
                                          ---------    ---------    ---------
    Common shares to be granted under
     option arrangements, less shares
     assumed purchased at average
     market price                         1,054,786    2,312,122    1,580,562

    Convertible preferred securities and
     related warrants                            --           --      935,800
                                          ---------    ---------    ---------

                                          1,054,786    2,312,122    2,516,362
                                          =========    =========    =========

Financial Instruments
---------------------

The carrying amounts of cash and cash equivalents, receivables and stockholder loans are a reasonable estimate of their fair value given their short-term nature. Investments in equity securities are carried at their fair value.

Stock-Based Compensation
------------------------

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure-only provisions of SFAS No. 123 for employee stock options. Accordingly, when the Company grants employee stock options with an exercise price equal to the Nasdaq bulletin board price ("quoted price") of the shares on the date of grant, no compensation expense is recorded. If employee stock options are granted at an exercise price less than the quoted price, compensation expense is recorded to the extent of the intrinsic value.

Transactions with nonemployees in which consideration is received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Research and Development Expense
--------------------------------

The Company expenses research and development costs as they are incurred.

Advertising Costs
-----------------

In accordance with the AICPA's Statement of Position 93-7, "Reporting on Advertising Costs," costs for advertising are expensed as incurred. Such costs are included in sales and marketing expenses in the accompanying statements of operations.

Revenue Recognition
-------------------

The Company recognizes equipment sales revenue upon shipment. Airtime services are recognized in the period in which communications services are rendered. Deferred revenue consists of customer payments received in advance of services provided under contractual arrangements.

Concentration of Credit Risk
----------------------------

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

Deferred Compensation
---------------------

The Company records deferred compensation as the difference between the exercise price of options granted and the fair value of the Company's common stock on the date of grant. The amount of deferred compensation recognized in 1996 and 1997 was $6,640,625 and $879,596, respectively. Deferred compensation is amortized to expense during the vesting period of the related options.

Income Taxes
------------

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

Reclassifications
-----------------

Certain balances from 1995 and 1996 have been reclassified to conform to the current year presentation.

New Accounting Pronouncements
-----------------------------

Effective January 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Those statements may require the Company to change the format of its consolidated financial statements presentation and disclose certain information related to the different segments of its business.

NOTE C - INVESTMENTS

In 1997, the Company loaned $50,000 to EDNET, an unrelated company. Under the terms of a loan agreement, if EDNET did not repay the loan by June 15, 1997, the Company would, and did, receive 65,000 shares of EDNET, which were restricted through June 15, 1998. The value of these shares on June 15, 1997 was $40,950. Due to the transaction, the Company has recognized a loss of $9,050, which is included in loss on investments in the accompanying financial statements. As of December 31, 1997, the fair value of these shares was approximately $0.15 per share. The Company has reflected the reduction in the fair value of this investment by recording a $31,200 unrealized loss in stockholders' equity in the accompanying consolidated balance sheet.

NOTE D - PROPERTY AND EQUIPMENT

As of December 31, 1996 and 1997, property and equipment consists of the following:


                                             1996                 1997
                                       -----------------    -----------------

   Office furniture and equipment    $          109,482   $          176,623
   Computer and video equipment                  18,040               18,040
   Less accumulated depreciation                (36,733)             (72,163)
                                       -----------------    -----------------

                                     $           90,789   $          122,500
                                       =================    =================


Depreciation expense for 1995, 1996 and 1997 amounted to $10,432, $19,534 and $35,430, respectively.

NOTE E - NOTES PAYABLE

As of December 31, 1996 and 1997, notes payable consist of the following:

                                                             1996        1997
                                                          ----------  ----------

Note payable to stockholder, interest rate 8%,
 payable on demand                                        $  519,386  $  857,385
Note payable to stockholder, interest rate 8%,
 payable on demand                                           105,000     105,000
Note payable, interest rate 12%, payable June 30, 1997       100,000          --
Note payable, interest rate 10%, payable March 31, 1998           --     300,000
Capital lease obligation, payable in monthly installments
 of $846 through February 6, 1999, including
 interest at an annual rate of 36.7%                          15,403       9,521
Capital lease obligation, payable in monthly installments
 of $211 through May 1, 2001, including interest at an
 annual rate of 14.5%                                          8,143       6,817
Capital lease obligation, payable in monthly installments
 of $431 through February 13, 2001, including
 interest at an annual rate of 12.3%                          17,074      14,737
                                                          ----------  ----------

       Total debt                                            765,006   1,293,460

Less current maturities                                      735,141   1,291,843
                                                          ----------  ----------

                                                          $   29,865  $    1,617
                                                          ==========  ==========


On April 15, 1997, the Company issued 160,000 shares of common stock in full satisfaction of the $100,000 note payable June 30, 1997. On this date, the outstanding balance on this note, including accrued interest was $109,500. No gain or loss was recognized by the Company in the settlement of the liability.

The Company has not made payment on the $300,000 note, which was due March 31, 1998. Under the terms of the agreement, the lender is entitled to collect a late payment premium of five percent of any past due amount, which will be accrued by the Company in 1998.

On August 24, 1998, the Company entered into a settlement related to an amount owed to a shareholder of the Company. The balance owed to the shareholder, including interest and unreimbursed expenses totaled $1,033,951 as of December 31, 1997. Under the agreement, the Company will make $250,000 payments on the following dates: September 1, 1998, January 5, 1999 and February 28, 1999. Additionally, the Company will issue 200,000 shares of its restricted common stock to the shareholder. No gain or loss was recognized by the Company in the settlement of the liability.

Future minimum payments of debt, excluding those amounts payable on demand, are as follows:

    Year ended December 31,
   --------------------------

   1998                                                         $    314,493
   1999                                                                7,741
   2000                                                                6,969
   2001                                                                1,872
                                                                 ------------

                                                                $    331,075
                                                                 ============

NOTE F - STOCKHOLDERS' EQUITY

Common Stock
------------

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

During 1995, the Company entered into an agreement with an investment advisor to raise equity financing solely from offshore purchasers and purchasers who may be deemed "accredited investors" as those terms are generally defined under Regulation S and Regulation D, respectively, promulgated by the U.S. Securities and Exchange Commission. A total of 4,400,000 shares of the Company's common stock were issued at a purchase price of $0.625 per share for a total of $2,750,000. The placement agent received a finder's fee totaling $330,000, which is included as stock issuance costs and charged against additional paid-in capital.

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

In 1997, the Company issued 160,000 common shares to a third-party for full settlement of a note payable (see note E) and 10,000 shares to a former consultant. In addition, the Company reacquired 5,902,200 common shares from a former director for total consideration of $10.

Preferred Stock
---------------

Series A
--------

In December 1996 and August 1997, the Company entered into an agreement with a placement agent to raise equity financing solely from non-U.S. persons as defined in Regulation S promulgated by the U.S. Securities and Exchange Commission through a private offering of the Company's 8% cumulative convertible preferred stock ("Series A"), $0.01 par value per share. The Company offered a minimum of 2,000,000 and a maximum of 6,666,667 shares of the 8% preferred stock for consideration of between $3,000,000 and $10,000,000. The Series A preferred stock is nonvoting.

The first offering period, according to the December 1996 offering memorandum, was to expire on June 30, 1997. However, the Company closed that offering in February 1997 after selling 2,031,832 shares of Series A Preferred Stock with 1,015,916 warrants for a total consideration of $3,047,748. In August 1997, the Company again offered its Series A Preferred Stock and warrants with the offering period to expire March 31, 1998. The August 1997 memorandum was subsequently amended and the offering period was extended to July 31, 1998. The Company raised $3,460,500 through the issuance of 2,307,000 additional shares of Series A preferred stock and 1,153,300 warrants. The Company raised a total of $6,508,248 through the issuance of 4,338,832 total shares of Series A preferred stock in the two offerings.

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

Series A preferred stockholders have the right to convert each share into one share of common stock as follows: a) 25% of the shares 90 days following the date the shares were issued (the initial conversion date) and b) 25% of the shares at the end of each of the three consecutive 90-day periods following the initial conversion date. No conversion of Series A preferred stock to common stock was made in 1997.

Six months after the date of issuance of the Series A preferred shares, the Company shall have the option to require the preferred stockholder to convert each of such shares into one share of common stock. Upon such conversion, all of the preferred stock warrants attached to such shares shall become fully exercisable.

Each Series A preferred stockholder is entitled to receive quarterly dividends on the last day of March, June, September and December in an amount equal to 8% per annum of the stated value of the preferred stock. Dividends totaling $113,985 were paid in 1997. Additionally, the Company has recognized dividends payable totaling $135,931.

On the date of issuance of some of the Series A preferred stock, the purchase price of the shares was less than the quoted market price of the Company's common stock. Accordingly, the intrinsic value of this beneficial conversion feature (approximately $1,529,000) is being accreted to preferred stock over the conversion rights period. Accretion of the beneficial conversion feature as of December 31, 1997 totaled $1,380,000 and is reflected as an increase in the carrying value of the preferred stock and a dividend charge against accumulated deficit. Subsequent to December 31, 1997, additional shares of Series A preferred stock were issued. The intrinsic value of the beneficial conversion feature for those shares was approximately $6,100,000.

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

Under the terms of the placement agent agreement related to Series A, the placement agent is entitled to (1) a placement fee based on a percentage of capital raised, (2) options to purchase common stock of the Company and (3) 5% of the proceeds related to exercise of warrants issued with the Series A preferred shares. The total fees earned and the value of the options granted through the closing at July 31, 1998 amounted to $2,037,151. In accordance with the placement agent agreement, on March 6, 1997, the placement agent was granted 2,800,000 options to purchase common stock of the Company at $0.3125 per share. On December 12, 1997, these options were canceled and the Company granted the placement agent 2,800,000 new options, for which the placement agent could exchange each option for .85 share of the Company's stock upon registration. On December 12, 1997, the Company valued the new options to be $1,278,631. The Company has recognized the value of the new options and the percentage fee earned by the placement agent and recorded this amount, which totaled $1,785,888 for the year ended December 31, 1997 as stock issuance cost, which is reflected as a reduction of additional paid-in capital. In addition, if all warrants issued in the Series A offering are exercised, the placement agent's 5% fee would increase by approximately $325,000.

Series B
--------

In April 1998, the Company created a Series B issue of preferred stock, which it offered in a Regulation D Private Placement. The Company offered 3,000 shares of the 10,000,000 authorized shares of preferred stock at a purchase price of $1,000 per share. Each share had a stated value of $1,000 and a par value of $0.01 per share. The Series B offer closed on May 28, 1998. The Company issued all 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company. (See note I related to the placement agent fee.) The Series B preferred stock will not pay dividends and is nonvoting stock.

Each share of Series B preferred stock shall be convertible into shares of the Company's common stock based upon a conversion formula, as defined in the offering agreement.

In conjunction with the offering, 500,000 warrants were issued to the Series B shareholders proportionate to each investor's number of shares purchased to the total shares offered. Each warrant entitles the holder to purchase shares of the Company's common stock at a price 110% of the closing bid price as of the closing of the Series B offering. The exercise price is $4.34. The exercise price and number of shares to be purchased may be adjusted from time to time based on computations included in the warrant agreement. Such warrants are exercisable for three years after closing of the Series B offering.

The Company has allocated the equity raised between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company will allocate approximately $955,000 to the preferred stock and $2,045,000 to the warrants.

Each holder of Series B preferred stock will have the right to convert their shares as follows: a) 50% of the shares on the effective date of registration ("conversion date") at the conversion price (lesser of (i) 25% off the five-day average closing bid price for the Company's common stock immediately before conversion or (ii) 100% of closing bid price for the Company's common stock on the date of closing, but not less than $.50 per share of the Company's common stock) and b) 50% of the shares on the 45th day after the effective date of registration at the conversion price. The holder shall be entitled to an additional discount privilege equal to 1% per month, or fraction of a month, from the time of closing until the conversion date for any conversion 30 days after the conversion date and 1/2% per month or fraction of a month for any conversions thereafter ("additional discount"). All shares outstanding on May 1, 2001 will be automatically converted into common stock in accordance with the conversion formula, at the conversion price.

The Company will have the right, in its sole discretion, to redeem in whole or in part any shares of Series B preferred stock submitted for conversion. The redemption price per share of common stock after conversion of the Series B preferred stock shall be calculated as 133% of the face value plus any accrued additional discount.

On the date of issuance of the Series B preferred stock, the conversion price of certain of the Series B preferred stock was less than the quoted market price of the Company's common stock. Accordingly, had the shares been converted as of the issuance date, the intrinsic value of this beneficial conversion feature would have been approximately $1,288,000. The eventual accretion of the intrinsic value of the beneficial conversion feature will be recorded as an increase in the carrying value of the preferred stock and a dividend charge to accumulated deficit over the conversion rights period.

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

The Series B preferred stock subscription agreements contain a "put" provision for common stock which allows the Company to raise an additional $3,000,000. The provision specifies that 75 days after the effective date of the registration of additional common shares to be used under this provision, the Company may sell common stock (the "put stock") to the Series B subscribers. The price of the put stock is determined by taking the lower of (1) 80% of the lowest closing bid price for the previous 20 trading days prior to funding or (2) 80% of the closing bid price on the day of funding. The minimum draw is $250,000 and the maximum draw is $750,000. If the price of the Company's common stock for the 20 trading days prior to the funding is less than $1.25 and the average trading volume is less than $300,000 per day for the previous 20 trading days, the Series B shareholders have the option not to fund the requested draw. These minimums increase as the amount of the funds requested by the Company increase from $250,000 to $750,000.

On the date of issuance of the Series B preferred stock with the put provision, the conversion price under the put provision was less than the quoted market price of the Company's common stock. Accordingly, had the put provision been exercised at the date of issuance of the Series B preferred stock, the intrinsic value of the beneficial conversion feature would have been approximately $483,000. The put provision will be recorded as an offsetting charge to shareholders' equity. The stock put rights will be amortized over the period of the put provision with an offsetting charge to accumulated deficit. The accretion of the intrinsic value of the beneficial conversion feature will be recorded ratably over the term of the put contract (two years from execution of the subscription agreement) based on the earliest dates the Company may put its shares.

Series C
--------

In August 1998, the Company created a Series C issue of preferred stock. The Company offered 4,000 shares of the 10,000,000 authorized shares of preferred stock at a purchase price of $1,000 and no par value. When the offering ended September 1, 1998, the Company had issued 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company (see note I for discussion of placement agent fee). The Series C preferred stock will not pay dividends and is nonvoting stock.

In conjunction with the offering, 495,000 warrants will be issued to the Series C shareholders proportionate to each investor's number of shares purchased to the total shares offered. Each warrant entitles the holder to purchase shares of the Company's common stock at a price of $4.34. The exercise price and numbers of shares to be purchased may be adjusted from time to time based on computations included in the warrant agreement. Such warrants are exercisable for three years after closing of the Series C offering.

The Company has allocated the equity raised between the preferred stock and the related warrants. Based on the valuation of each on the date of issuance, the Company will allocate $1,802,000 to the preferred stock and $1,198,000 to the warrants.

Fifty percent of each share of Series C preferred stock shall be convertible on the earlier of the effective date of registration of the Company's common ("conversion date") or 120 days from the closing of the Series C preferred stock, the remaining 50% shall be convertible on the earlier of the 45th day after the effective date of registration or 165 days from the closing of the Series C preferred stock. The conversion price will be either the discounted price (25% off of the five-day average closing bid price immediately before the conversion date) or $3.94, whichever is less. However, in no event shall the conversion price be less than $1.875 per share. In the event the stock trades below $1.875 for five consecutive days prior to the conversion date, the floor price will be adjusted to the lowest closing bid price for the Company's common stock during such five-day period from which the holder shall be entitled to an additional discount. The holder shall be entitled to an additional discount privilege equal to 1% per month, or fraction of a month, from the time of closing until the conversion date for any conversion 30 days after the conversion date and 1/2% per month, or fraction of a month, for any conversions thereafter ("additional discount"). All shares outstanding on June 1, 2001 will be automatically converted into common stock on such date in accordance with the conversion formula and the conversion price then in effect.

The Company shall have the right in its sole discretion, to redeem, prior to receipt of the notice of conversion, in whole or in part any shares of Series C preferred stock. The redemption price per share of common stock after conversion of the Series C preferred stock shall be calculated as 133% of the face value plus any unpaid penalty should the Company not effect the date of registration 150 days from closing. The Company shall not have a redemption privilege if the common stock is trading above $3.50 per share unless the holder agrees in writing to allow the Company to redeem such shares.

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

NOTE G - INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 1995, 1996 and 1997 are as follows:


                                        1995           1996           1997
                                    -----------    -----------    -----------

   Deferred taxes (benefit)
    Federal                            (879,938)    (2,732,891)    (1,588,986)
    State                              (155,283)      (482,609)      (246,430)
                                    -----------    -----------    -----------

   Income tax benefit                (1,035,221)    (3,215,500)    (1,835,416)

   Increase in valuation allowance    1,035,221      3,215,500      1,835,416
                                    -----------    -----------    -----------

   Income tax provision             $         -    $         -    $         -
                                    ===========    ===========    ===========


Components of the Company's deferred tax assets as of December 31, 1996 and 1997 are as follows:


                                                       1996           1997
                                                   ------------   ------------

   Deferred tax assets
    Net operating loss carryforwards               $ 3,374,800    $ 5,057,005
    Compensation related to granting of stock
     options                                         1,170,800      1,670,109
    Amortization of goodwill                                 -         18,627
                                                   -----------    -----------

       Total deferred tax assets                     4,545,600      6,745,741

   Valuation allowance                              (4,545,600)    (6,745,741)
                                                   -----------    -----------

                                                   $         -    $         -
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


                                                                  Operating
                                                                   losses
                                                                --------------

2009                                                            $   1,076,200
2010                                                                2,249,000
2011                                                                5,111,700
2012                                                                3,374,100
                                                                --------------

                                                                $  11,811,000
                                                                ==============


Reconciliation of the statutory federal rate to the effective rates were as follows:



                                      1995           1996         1997
                                   ---------      ---------     ---------

U.S. federal statutory income
 tax rate                            34.00 %        34.00 %       34.00 %
State income taxes, net of
 federal tax benefit                  4.71           4.71          2.38
Amortization of intangibles assets       -              -          2.48
Valuation allowance                 (38.71)        (38.71)       (38.86)
                                   ---------      ---------     ---------

                                         - %            - %           - %
                                   =========      =========     =========



NOTE H - LEASES

The Company has entered into several operating leases for office space and equipment that are to expire at certain times through 2002. Additionally, the Company has certain capital lease obligations for office equipment. As of December 31, 1997, the Company had the following minimum lease payments:

  Year ending December 31,
----------------------------

1998                                                            $   152,003
1999                                                                 15,997
2000                                                                 15,225
2001                                                                  7,718
2002                                                                  5,846
                                                                -------------

Total minimum lease payments                                    $   196,789
                                                                =============


Included in the above are lease payments being made by the Company on behalf of the former lessee. During 1998, Management completed the process of assuming this lease. Total rent expense was $8,400, $47,672 and $62,844 for the years ended December 31, 1995, 1996 and 1997, respectively. The amount of related party rent expense was $8,400, $11,400 and $-0- for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreements
---------------------

Through December 31, 1995, the Company had entered into separate employment agreements with four of its officers. The agreements for the four officers were to expire November 11, 1997 and automatically renew for an additional one-year period unless the Company or the employees notified the other party not less than 120 days prior to the expiration of the agreement of the Company's or the employees' intent to let the agreement expire. One of the officers resigned on January 8, 1997, but the remaining terms and conditions of his employment agreement remained in full force as they related to his continuing obligations (i.e., noncompete agreement) to the Company. The agreements for two of the officers were terminated by the Board of Directors effective March 15, 1997.

During 1996, the Company entered into separate employment agreements with three of its officers and one employee. All agreements expire in 1998 and do not automatically renew. The agreements for two of the officers were terminated August 6, 1996 and January 27, 1997, respectively.

All of the above agreements included the granting of stock options to purchase common stock (see note J).

Placement Agent Fee
-------------------

Series B
--------

Under the terms of the placement agent agreement related to the issuance of Series B preferred stock, the placement agent was paid fees equal to 11% of the funded amount of $3,000,000 or $330,000 for the placement of the 3,000 shares of Series B preferred stock, 50,000 shares of common stock of the Company, valued at approximately $66,000 as of the closing date, for establishing the put equity line of credit and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series B preferred stock investors' warrants, valued at approximately $269,000 as of the closing date. In addition, as the Company, at its sole discretion, utilizes the put equity line of credit, the placement agent will receive a fee of 8% of the cash actually invested at each funding. If the entire line of credit is used, the placement agent would earn an additional $240,000.

Series C
--------

Under the terms of the placement agent agreement related to the issuance of Series C preferred stock, the placement agent was paid fees equal to 11% of the funded amount of $3,000,000 or $330,000 for the placement of the 3,000 shares of Series C preferred stock, and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series C preferred stock investors' warrants, valued at approximately $228,000 as of September 1, 1998, the closing date.

Litigation
----------

In December 1994, a former officer and director filed suit against the Company, claiming damages for breach of fiduciary duty, breach of oral agreement, interference with contractual relations, conspiracy, restitution and fraud. On April 4, 1995, the Company filed a counterclaim against the plaintiff for fraud, breach of fiduciary duty, declaratory relief, recission, intentional and negligent interference with prospective advantage and money loaned. On December 17, 1996, the Court entered summary judgment against the plaintiff on all claims against the Company. On February 5, 1997, all claims were dismissed and final judgment was entered. On February 11, 1997, the plaintiff filed a notice of appeal. On February 2, 1998, the Company and the plaintiff agreed to a settlement in which plaintiff would receive a certain number of the Company's common shares. The Company recognized a liability of $58,905 as of December 31, 1997, related to the settlement. The liability is included in due to former officers and shareholders in the accompanying consolidated balance sheet.

The Company filed a lawsuit against three individuals formerly associated with the Company for misappropriation of trade secrets, conversion and breach of fiduciary duty. The defendants filed counterclaims against the Company alleging intentional interference with economic advantage, intentional interference with contractual relations and unfair competition arising out of the same set of occurrences. On July 26, 1996, the Company filed a motion for a preliminary injunction. On December 4, 1996, the District Court granted the Company's motion and issued a preliminary injunction against the defendants. The injunction was conditioned upon the Company's posting a bond in the amount of $1,000,000. The Company did not post the bond and the injunction was dissolved. Prior to December 31, 1997, the case was settled in conjunction with another related case. See the following paragraph for a discussion of the settlement.

On December 20, 1996, a lawsuit was filed against the Company by one of the individuals discussed above and another individual formerly associated with the Company. The complaint alleges multiple claims including breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, wrongful termination and conversion, all arising out of the plaintiffs' employment with the Company. On March 25, 1997, the Company filed a counterclaim for misappropriation of trade secrets, conversion and breach of fiduciary duty. On June 25, 1997, the Company and the plaintiffs agreed to a settlement in which the Company would pay cash and provide options to purchase shares of registered Company common stock. Currently, the Company is unable to comply with the requirement because the Company does not have a registration statement on file with the SEC. The Court has requested continual updates regarding the Company's efforts to comply. The Company recognized a liability of $266,000 related to the settlement of this case in 1997. The liability is included in due to former officers and shareholders in the accompanying consolidated balance sheet. Inability to provide unrestricted underlying stock has raised questions about the validity of the agreement and could result in consequential damages assessed against the Company. At this time management is unable to estimate the likelihood or amount of any such damages.

In June 1997, a former director and officer filed a complaint against the Company, in which he requested the Court to declare that he could sell 220,000 shares of the Company's common stock standing in his name. The Company also filed a complaint against the former officer and director in which it asserted claims for breach of fiduciary duty, breach of a certain employment agreement, accounting as to a certain severance agreement, declaratory relief, fraud and conspiracy to defraud. In the declaratory relief claim, the Company alleged that the former director and officer is required, pursuant to a certain reverse stock split agreement, to return all of his issued and outstanding shares of the Company so that new certificates equal to one-half the shares presently standing in his name can be issued to him, the remaining shares to be retained by the Company. In September 1997, the former director and officer filed a counterclaim against the Company asserting claims for partial recission of the severance agreement, breach of the severance agreement, recission of a certain lock-up agreement, or in the alternative, breach of the lock-up agreement, and tortuous interference with economic advantage. An unfavorable outcome against the Company would not require the former officer and director to return his shares under the reverse stock split agreement. Additionally, the Company would be required to pay a maximum of $300,000 under the severance agreement among the former officer and director, and another individual claiming existence of an employment and/or consulting arrangement. At December 31, 1997, the

Company accrued $203,522 related to this matter as due to former officer in the accompanying consolidated balance sheet.

In November 1997, the individual claiming the existence of an employment and/or consulting agreement filed a complaint against the Company claiming recission for breach of a severance agreement, or in the alternative, breach of severance agreement. The settlement of this case would fall within the severance settlement in the above case.

On September 1, 1998, a settlement agreement for all outstanding claims and obligations was reached between the Company and the former officer/director and the individual claiming existence of an employment and/or consulting agreement. Under the terms of the settlement agreement, 350,000 shares of the Company's common stock, previously transferred by the former officer/director to the individual claiming existence of an employment and/or consulting agreement can remain with the individual. The former officer/director returned his 1,252,000 remaining shares of the Company's common stock, on or about September 23, 1998, and the Company reissued him 350,000 shares of its common stock. The settlement also provides that the individual claiming existence of an employment and/or consulting agreement has the option to purchase the Company's former ED and UITI technologies for $50,000. This option was exercised on November 1, 1998.

On June 28, 1998, the Company and CBS Corporation agreed to a settlement for amounts past due, owed to CBS by Skysite. Under the settlement, the Company was required to pay CBS $430,000. In 1998, the Company has made payment and CBS has released all of its prior claims and security interests against the Company. At December 31, 1997, the Company has fully recognized this settlement in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

On July 27, 1998, a former employee and consultant of the Company filed a complaint against the Company for breach of an employment contract related to his employment termination. The plaintiff has requested unpaid wages and severance totaling $100,000, the value of 100,000 stock options, to which the former employee believes he is entitled, punitive damages (to be proved at the time of trial), and related interest. Management believes that the plaintiff was terminated for just cause and fully compensated under his employment agreement. Given the early stage of the case, it is not possible to determine the likelihood of an unfavorable outcome on this matter. Therefore, the Company has not included an accrual for any possible loss in the accompanying consolidated financial statements.

On August 14, 1998, the Company received correspondence from the legal counsel of Intelligent Decision Systems, Inc., alleging breach of certain terms of a technology licensing agreement, between Intelligent Decision Systems, Inc. and the Company. Intelligent Decision Systems, Inc. is requesting return of the consideration previously paid as the initial license fee of $968,750, plus interest from February 1995. Management intends to vigorously defend the case. As no lawsuit or arbitration has been filed, the likelihood of an unfavorable outcome cannot be determined at this time; therefore, no accrual has been included in the accompanying consolidated financial statements.

Supplier Agreement
------------------

Skysite is subject to a "take-or-pay" provision pursuant to an agreement with a supplier of private network satellite products and services. Under this agreement, Skysite has made payments totaling $418,593. Effective January 1, 1998, Skysite executed a new agreement with the supplier requiring Skysite to make future minimum purchases from the supplier as follows (assuming no cancellation of the agreement under termination provisions described below).


  Year ending December 31,
----------------------------

1998                                                            $    252,000
1999                                                                 572,000
2000                                                                 892,000
2001                                                               1,212,000
2002                                                               1,532,000
2003                                                               1,852,000
2004                                                               2,172,000
2005                                                               1,206,000
                                                                -------------

Total                                                           $  9,690,000
                                                                =============


Satisfaction of annual commitments are evaluated quarterly, beginning with a minimum commitment of $33,000 in the first quarter of 1998 plus increases in subsequent quarterly commitments of $20,000 each. Notwithstanding the above provision, Skysite may terminate its agreement with the supplier upon 90 days written notice, in which case Skysite is required to pay a termination fee equal to 30% of the remaining unpaid balance as of the date of cancellation.

In August 1998, Project 77 entered into a take or pay minute of use commitment for three million minutes with Iridium North America. The minutes must be taken or paid within fifteen months following the commercial launch of the Iridium System. The impact on the consolidated financial statements cannot be determined due to potential fluctuations in future rates.

NOTE J - STOCK OPTIONS

The following table summarizes stock option activity under the Company's various stock option arrangements.

                                                                      Weighted
                                Options      Exercise price per        average
                              outstanding          share            exercise price
                             -------------  -------------------  ------------------
Balance, December 31, 1994      1,002,400     $          0.625    $      0.6250
 Granted                        1,165,200                0.625           0.6250
 Exercised                              -                    -                -
 Cancelled/Expired                      -                    -                -
                              ------------

Balance, December 31, 1995      2,167,600                0.625           0.6250
 Granted                        1,145,000                0.625           0.6250
 Granted (immediately
  exercisable)                     75,000           10.5625-11          10.7100
 Exercised                       (400,000)               0.625           0.6250
 Cancelled/Expired                      -                    -                -
                              ------------

Balance, December 31, 1996      2,987,600             0.625-11           0.8780
 Granted                        2,860,000               0-0.88           0.1500
 Granted (immediately
  (exercisable)                   568,000        0.3125-2.6250           0.9146
 Exercised                              -                    -                -
 Cancelled/Expired               (400,000)                   -           0.6250
                              ------------      ---------------    -------------

Balance, December 31, 1997      6,015,600     $           0-11    $      0.5100
                              ============      ===============    =============

The following table summarizes the status of options outstanding as of December 31, 1997.

                                   Weighted average
                                      remaining              Number
 Exercise price      Number        contractual life        exercisable
----------------  ------------  ---------------------   -----------------

        $0.0000     2,380,000            2.2                          -
         0.3125       264,000            4.1                    264,000
         0.5000       120,000            4.3                    120,000
         0.6250     2,562,600            4.4                  2,562,600
  0.8733-0.9688       240,000            4.6                    120,000
    0.100-2.625       374,000            3.3                    374,000
    10.563-11.0        75,000            3.3                     75,000
----------------  ------------  ---------------------   -----------------

        $0-11.0     6,015,600            3.4                  3,515,600
================  ============  =====================   =================

The Company has adopted three stock option plans under which it has granted options to purchase shares of the Company's Common Stock. In addition, the Company has granted additional options to purchase shares of Common Stock outside of any stock option plan. As of December 31, 1997, the shares underlying the stock options have not been registered with the Securities and Exchange Commission, or under the securities laws of any applicable state. The Company has granted the foregoing options and permitted the issuance of shares of Common Stock upon the exercise of certain stock options in reliance on the exemption from registration found in Section 4(2) of the Act or Rules 505 or 506 promulgated thereunder and similar state securities exemptions. Section 4(2) of the Act exempts from the registration requirements of Section 5 of the Act those transactions by an issuer not involving a public offering. If it is determined at a later date that the grant of the aforementioned stock options or the issuance of Common Stock pursuant to the exercise thereof involved a public offering for which the Company cannot find an exemption, then the Company will have committed a Section 5 violation, or a violation of similar state securities laws, and may be subject to suit by shareholders pursuant to Section 12 of the Act or such other similar state securities laws. A successful suit under Section 5 or 12 of the Act or their state securities law counterparts could have a material adverse effect on the Company's business, financial condition or results of operations.

In September 1995, the Company adopted a stock option plan that reserved a total of 2,400,000 shares of authorized, but unissued shares of common stock (the "1995 plan").

Options under the 1995 plan may be granted to employees and/or parties who render services to the Company. The final date on which options could be granted was September 30, 1996. All options will expire on June 30, 2001 if not previously exercised. During 1995, 725,200 options were granted to employees and officers under the 1995 plan at an exercise price of $0.625 per share. During 1998, 150,000 options under the 1995 plan have been exercised.

In addition, during September 1995, 440,000 stock options were granted to parties under various agreements at an exercise price of $0.625 per share. These options expire in September 2000. During 1998, 120,000 options have been exercised.

In January 1996, the Company granted options to purchase 170,000 shares of common stock to various individuals at an exercise price of $0.625 per share under the 1995 plan. All options expire October 1, 2000. No options have been exercised.

In March 1996, the Company granted 400,000 options for services rendered in connection with fund-raising activities to an investment advisor. These options were exercised in 1996.

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

Effective May 6, 1996, the Company established a nonemployee directors' stock option plan (the "director plan") whereby each person who is elected a director and constitutes an eligible participant shall be granted an option to purchase 25,000 shares of common stock on the effective date of his/her becoming an eligible participant. Each person who is subsequently re-elected to a second and third term will be granted an option to purchase an additional 25,000 and 50,000 shares, respectively. The exercise price per share for all options granted under the director plan will be equal to the market price of the common stock as of the date of grant. The term of each option is for a period of five years from the date of grant. During 1996, three directors were elected with each receiving 25,000 options. Effective March 15, 1997, the Board of Directors amended the plan, entitling each outside director to receive 40,000 options quarterly which will vest on the following dates: March 15, 1997; June 15, 1997; September 15, 1997; December 15, 1997; and March 15, 1998. The exercise price of each option will be the average bid price for the 90 days immediately preceding the vesting. The difference between the exercisable price and the fair value of the stock as of the date of issuance represents deferred compensation which the Company will recognize on the date the options vest. If a director should resign, options will be awarded according to the above schedule through the closing date of the quarter in which he/she submits the resignation. The

Company reserved 300,000 shares of authorized but unissued shares of common stock for this plan.

Effective March 14, 1997, the Board of Directors asked that two employees of the Company vacate their employee agreements and continue to work for the Company under the new employee stock option plan. Under the new plan, any and all employees' in previous agreements will have their options prorated through December 31, 1996. All full-time employees of record on January 1, 1997 will be covered by the new employee stock option plan. Every full-time employee on record will be granted 25,000 options on the first trading day of each calendar quarter. Each option is vested as it is granted and the exercise price of each option will be $.3125. As a result of implementation of the new plan and the change in the options to be given, the Company has canceled the unvested options by reducing deferred compensation and additional paid-in capital, and valued the new options based upon the current exercise price and market value.

During 1997, the Company granted 1,048,000 options to employees and nonemployee directors. These options were issued under various arrangements with different terms for the exercise price and vesting periods. During 1998, 150,000 options have been exercised.

In December 1997, in connection with the Series A issue of preferred stock, the Company granted the placement agent 2,800,000 options for which the placement agent could exchange each option for $.85 a share (see note F), or 2,380,000 shares, of the Company's common stock upon registration.

On February 21, 1998, the Board adopted the 1998 stock option plan which went into effect on January 1, 1998. The number of shares reserved for stock options was increased to 6,000,000. Officers, other key employees, directors and advisors of the Company who contribute to the growth of the Company shall be eligible for the plan. Both the option term and price are to be determined at the date of grant.

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options is generally equal to the fair value of the underlying stock at the date of grant, no compensation expense is recognized. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS No. 123 for expense recognition purposes.

Proforma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted-average fair value of options granted during the years ended December 31, 1995, 1996 and 1997 was $0.63, $10.14 and $1.26, respectively. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                   1995             1996              1997
                              ---------------  ---------------  ----------------

   Expected life (in years)           3                  3                 3
   Risk-free interest rate         6.5%               6.5%              6.1%
   Volatility factor              20.0%              20.0%            150.0%


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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following proforma amounts:

                                                        December 31,
                                     --------------------------------------------------
                                          1995             1996              1997
                                     ---------------  ---------------  ----------------
   Net loss available to common
   stockholders
     As reported                     $  (2,588,053)  $  (8,056,918)  $  (6,315,101)
     Proforma                           (2,758,053)     (8,236,918)     (6,703,585)

   Net loss per common share
     As reported                     $       (0.15)  $       (0.37)  $       (0.31)
     Proforma                                (0.16)          (0.38)          (0.32)

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

   NOTE K - LICENSE FEE INCOME

     In January 1995, the Company entered into a license agreement with Digital Sciences, Inc. to license its "ED" technology and services, and received an initial license fee paid in the form of 250,000 shares of Digital Sciences, Inc. common stock with a fair value of $629,688. The Company recognized this stock receipt as income during 1995 as management believed that all of the requirements of the Company under the agreement were completed during the year. In addition, Digital Sciences, Inc. will pay a license fee based on a percentage of gross revenue derived from the use of the ED technology and services. The Company did not receive an such license fees in 1996 and 1997.

     As a result of various mergers and acquisitions, the Company's shares in Digital Sciences, Inc. were converted to shares in Intelligent Decision Systems, Inc. ("IDSI"). In November 1996, the Company agreed to transfer all of its shares of IDSI stock to a stockholder in exchange for the cancellation of a loan of $500,000 made by such stockholder to the Company in October 1996. The Company recognized a loss of $129,688 on this transfer.

   NOTE L - LICENSE FEE EXPENSE

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

   NOTE M - SIGNIFICANT CUSTOMERS/SUPPLIERS

     A significant portion of the Company's net revenue is derived from a limited number of customers. From August 26, 1997 to December 31, 1997, approximately 22% of the Company's total net revenue was derived from the Royal Bahamas Police Force.

     In addition, during the year ended December 31, 1997, the Company purchased its supplies from three suppliers - Westinghouse Electric, American Mobile Satellite Corporation and Mitsubishi Electronics America.

   NOTE N - RELATED-PARTY TRANSACTIONS

     During 1995 and 1996, the Company made advances to stockholders of $57,908 and $116,478, respectively. The 1995 amount, which was originally intended to be recovered, was forgiven during the year in which it was advanced and accounted for as compensation expense in 1995.

   NOTE O - SUBSEQUENT EVENTS

     In April and August 1998, the Company made loans totaling $510,000 to a target company in a potential acquisition. On May 6, 1998, the Company signed a letter of intent to acquire the target company and certain other companies. Subsequently, the Company and the target companies mutually rescinded their letter of intent, and agreed to end discussions for the time being. In December 1998, the Company and target companies resumed exploratory conversations.

     On July 2, 1998, the Company settled two outstanding cases with two former officers and directors. Under the terms of the settlement, the plaintiffs returned to the Company outstanding common shares totaling 872,000 and the Company canceled 450,800 of options previously issued to the plaintiffs. The Company released the restrictions associated with the remaining shares held by the two parties. However, the two parties have agreed to specific terms (i.e. timing) under which the shares can be sold and the options exercised. Additionally, one of the plaintiffs has released the Company from any further payments related to a note payable of $105,000 and accrued interest of $12,701 owed by the Company to the plaintiff as of December 31, 1997.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to each of the directors and executive officers of the Company as of December 28, 1998:


            NAME                AGE                        POSITION
           -----                ---                        --------
Robert Wussler ..............    61   Chairman of the Board, President and Chief
                                      Executive Officer of the Company and Director of
                                      Skysite
Edward Kopf .................    51   Executive Vice President and Secretary
                                      of the Company and Secretary of Skysite, Project
                                      77 and Insat
David Ives ..................    46   Vice President, Treasurer and Controller of
                                      the Company
Charles Maynard .............    54   Chief Executive Officer of Skysite, Project 77
                                      and Insat
Philip Kernan ...............    48   President and Chief Financial Officer of Skysite,
                                      Project 77 and Insat
Lawrence Siegel .............    49   Director of the Company and Skysite
Thomas Glenndahl ............    51   Director of the Company and Skysite
Henrikas Iouchkiavitchious ..    63   Director of the Company and Skysite
A. Frans Heideman ...........    56   Director of the Company and Skysite

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


     DAVID IVES. Mr. Ives joined the Company in November 1998 as Vice President, Treasurer and Controller. Prior to that, from May 1997 to August 1998, Mr. Ives was the Corporate Controller of Telco Communications Group, Inc. and was Assistant Corporate Controller from November 1996 to May 1997. From February 1994 to October 1996 he was Controller of LCC International, Inc. Mr. Ives was U.S. Corporate Controller of ADT INC from 1987 to 1993.

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

     The Bylaws of the Company require that the Board of Directors be comprised of not less than three nor more than nine members. There are currently five members of the Board of Directors and one vacancy. The Company did not hold an annual meeting of shareholders in 1997. The Company intends to hold its next annual meeting of shareholders in early 1999.

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

     The 1996 Stock Option Plan authorizes the grant of options to purchase 300,000 shares of Common Stock and as of December 28, 1998, 300,000 shares underlying the options were available for issue upon the exercise of such options. Subject to anti-dilution provisions for a stock split, stock dividend, combination or exchange of shares, recapitalization or other change in the capital structure of the Company, corporate separation or division of the Company, sale by the Company of all or a substantial portion of its assets, reorganization, rights offering, a partial or complete liquidation, or any other similar corporate transaction, the Board of Directors may adjust the number of shares available for grant under the 1996 Stock Option Plan, the number of shares underlying outstanding options, the exercise price of outstanding options and any other characteristics the Board of Directors deems necessary or appropriate. In the event of a change in control, as defined in the 1996 Stock Option Plan, any options not currently exercisable will become exercisable immediately upon the occurrence of an event constituting a change in control. Unless previously terminated by the Board of Directors, no options may be granted under the 1996 Stock Option Plan after December 31, 2000.

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

     The 1998 Stock Option Plan authorizes the grant of options to purchase, and Awards of 6,000,000 shares of the Company's Common Stock, and as of December 28, 1998, 6,000,000 shares underlying the options were available for issue upon the exercise of such options. The number of shares reserved for issuance under the 1998 Stock Option Plan is subject to anti-dilution provisions for stock splits, stock dividends and similar events. If an option granted under the 1998 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or awards under the 1998 Stock Option Plan.


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

     In 1995, the Company adopted a stock option plan which permitted the grant of options to purchase up to 2,400,000 shares of the Company's common stock pursuant to Rule 701 of the Securities Act (the "1995 Stock Option Plan"). Rule 701 exempts the sale of securities pursuant to the exercise of stock options for those companies that are not required to make reports pursuant to Section 13 or 15(d) of the Exchange Act, if certain other conditions and restrictions are satisfied. Because the Company is required to file reports pursuant to Section 13 of the Exchange Act, the Company can no longer grant options pursuant to this Plan. The Company has granted options to purchase 1,910,200 shares pursuant to the 1995 Stock Option Plan, of which, 680,000 shares have been issued and 1,230,200 are available for issue upon the exercise of such options. All grants made pursuant to the 1995 Stock Option Plan were made at a per share exercise price of approximately $0.63.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 28, 1998, except as set forth in footnote 1 below, by (a) each director and the Named Executive Officers of the Company, (b) each person known by the Company to beneficially own more than five percent of the Common Stock and (c) all current executive officers and directors as a group.

                                           NUMBER OF
                                             SHARES
                                          BENEFICIALLY    PERCENT OF SHARES
       NAME OF BENEFICIAL OWNER              OWNED      BENEFICIALLY OWNED (4)
       ------------------------           ------------  ----------------------
William Buck(1)...........................    350,000            2.1
Robert Wussler(2)(3)......................    265,000            1.6
Thomas Glenndahl(2)(3)....................    265,000            1.6
Lawrence Siegel(2)(3).....................    240,000            1.4
A. Frans Heideman(2)(3)...................     40,000             *
Henrikas Iouchkiavitchious(2)(3)..........     40,000             *
All directors and executive officers
   as a group (8 persons).................  1,078,000            6.6

________________
*  LESS THAN ONE PERCENT.

(1) To the best of the Company's knowledge, Mr. Buck can be reached at 11 Bis du Dopropol, 75017 Paris, France. The 350,000 shares Mr. Buck is believed to beneficially own is based upon a settlement agreement with the Company dated September 1, 1998. Any subsequent acquisitions or dispositions by Mr. Buck of the Company's Common Stock are unknown. Mr. Buck is no longer affiliated with the Company.
(2) To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has or will have sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name. Each of such persons may be reached through the Company at 2 Wisconsin Circle, Chevy Chase, Maryland 20815.
(3) For each of such persons, represents currently vested but unexercised options to purchase Common Stock.
(4) The percentage of beneficial ownership is calculated using 16,449,800 shares of Common Stock which were outstanding on December 28, 1998. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable within 60 days of December 28, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing percentage ownership of any other person.

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

          In March 1997, the Board of Directors agreed to pay Robert Wussler a consulting fee of $8,000 per month. This consulting fee arrangement was discontinued when Mr. Wussler was appointed President and Chief Executive Officer of the Company in July 1998. In December, 1998, the Board of Directors approved an employment agreement between the Company and Mr. Wussler. For his services as Chief Executive Officer and President, Mr. Wussler was to receive an annual salary starting at $325,000, subject to increases each year, as well as 200,000 options annually to purchase common stock of the Company at a price of $2.00 per share and a discretionary annual bonus. The contract provided that additional options would be granted in relation to certain performance measures. In addition, the Company was to lend Mr. Wussler $150,000 to be used for the exercise of options currently held by Mr. Wussler to buy common stock of the Company. The term of the agreement was five years starting on June 1, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements are filed as part of this Form 10-K:

               The following consolidated financial statements of the Company and its subsidiaries:

          .    Consolidated Balance Sheets at December 31, 1996 and 1997.

          . Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997.

          . Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1995, 1996 and 1997.

          . Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

          .    Notes to consolidated Financial Statements.

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

          A Current Report on Form 8-K, dated October 20, 1998, was filed reporting on Items 4 and 7, relating to a change in the Company's certifying accountant.

          A Current Report on Form 8-K, dated December 11, 1998, was filed reporting on Items 5 and 7, relating to correction to a press release reporting the Company's financial results for the third quarter of 1998.

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

          10.9 Service Provider Agreement between Skysite and Iridium North America, dated December 1, 1997, as amended *

          10.10 Agreement between Skysite and PTT Telecom BV, dated September 15, 1997 *

          10.11 Distribution Agreement between Skysite and CUE Paging Corporation, dated January 26, 1998 *

          10.12 Bulk Seller Agreement between Skysite and ARDIS Company, dated February 23, 1998 *

          10.13 Service Provider Agreement Exhibit E; Additional terms and conditions; Addendum Two Minutes Commitment Plan Addendum; and Amendment to Addendum Two Satellite Minutes Commitment Plan Addendum between Skysite/Project 77 and Iridium North America, dated August 10, 1998.(3)

          10.14  Lease, dated October 14, 1998 between the Company and
                 Alliance Business Centers, regarding 2 Wisconsin Avenue, Suite 700, Chevy Chase, Maryland 20815

          10.15 Sub-sublease, dated July 2, 1998, between U.S. Digital Satellite, Inc. and IT Corporation, regarding 1575 Eye Street, NW, Suite 425, Washington, DC

          10.16 Employment Agreement between the Company and Robert J. Wussler; dated December 28, 1998.

          20.1 Corrected press release, dated December 11, 1998, with respect to the financial results for the Company's third quarter and nine months ended September 30, 1998.(4)

          21     Subsidiaries *

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

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Report on Form 10-Q dated December 7, 1998 and incorporated herein by reference.
(4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated December 11, 1998 and incorporated herein by reference.

* Previously filed with Form 10-K filed with the Securities and Exchange Commission on October 7, 1998 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of December, 1998.

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

             SIGNATURE                                 TITLE                          DATE
             ---------                                 ------                         -----
       /s/ ROBERT WUSSLER              Chairman of the Board and Directors,     December 30, 1998
-----------------------------------    President and Chief Executive Officer
           Robert Wussler

                *                      Executive Vice President and Secretary   December 30, 1998
-----------------------------------    (Principal Accounting
            Edward Kopf                 and Financial Officer)

                *                                    Director                   December 30, 1998
-----------------------------------
         Lawrence Siegel

                *                                    Director                   December 30, 1998
-----------------------------------
         Thomas Glenndahl

                 *                                   Director                   December 30, 1998
-----------------------------------
        A. Frans Heideman

                 *                                   Director                   December 30, 1998
-----------------------------------
    Henrikas Iouchkiavitchious


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

          10.9 Service Provider Agreement between Skysite and Iridium North America, dated December 1, 1997, as amended *

          10.10 Agreement between Skysite and PTT Telecom BV, dated September 15, 1997 *

          10.11 Distribution Agreement between Skysite and CUE Paging Corporation, dated January 26, 1998 *

          10.12  Bulk Seller Agreement between Skysite and ARDIS
                 Company, dated February 23, 1998 *

          10.13 Service Provider Agreement Exhibit E: Additional terms and conditions; Addendum Two Minutes Commitment Plan Addendum; and Amendment to Addendum Two Satellite Minutes Commitment Plan Addendum between Skysite/Project 77 and Iridium North America, dated August 10, 1998.(3)

          10.14  Lease, dated October 14, 1998 between the Company and
                 Alliance Business Centers, regarding 2 Wisconsin Avenue, Suite 700, Chevy Chase, Maryland 20815

          10.15 Sub-sublease, dated July 2, 1998, between U.S. Digital Satellite, Inc. and IT Corporation, regarding 1575 Eye Street, NW, Suite 425, Washigton, DC

          10.16 Employment Agreement between the Company and Robert J. Wussler, dated December 28, 1998.

          20.1 Corrected press release, dated December 11, 1998, with respect to the financial results for the Company's third quarter and nine months ended September 30, 1998.(4)

          21     Subsidiaries *

          24     Power of attorney (included on signature page) *

          27     Financial Data Schedule *

          99.1 United States of America v. Alan Brady Bingham, et. al., Criminal No. H-97-262-SS, United States District Court, Southern District of Texas, Houston Division. *

________________
(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form 10, as amended, File No. 0-21225 and incorporated herein by reference.
(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated August 20, 1998 and incorporated herein by reference.
(3) Previously filed with the Securities and Exchange Commision as an Exhibit to the Company's Report on Form 10-Q dated December 7, 1998 and incorporated herein by reference
(4) Previously filed with the Securities and Exchange Commision as an Exhibit to the Company's Current Report on Form 8-K dated December 11, 1998 and incorporated herein by reference

* Previously filed with Form 10-K filed with the Securities and Exchange Commission on October 7, 1998 and incorporated herein by reference.