Form 10-Q/A
period 1998-03-31
U S DIGITAL COMMUNICATIONS INC
filed 1999-01-14
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

================================================================================

                               AMENDMENT NO. 1

                                 FORM 10--Q/A


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
 DAYS.

                                 YES      No   X
                                     ----     ----

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 16,545,800 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF MARCH 31, 1998

PART I:     FINANCIAL INFORMATION

ITEM I:     FINANCIAL STATEMENTS

                       U.S. DIGITAL COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                                                                     March 31,          December 31,
                                                                                       1998                1997
                                                                                   ------------        ------------
Current assets:
     Cash and cash equivalents                                                     $     71,486        $    545,790
     Trade accounts receivable, net                                                     171,979             209,073
     Inventory                                                                           51,859             107,967
     Note receivable                                                                    161,000              25,000
     Prepaid expenses                                                                     8,534              17,436
                                                                                   ------------        ------------
       Total current assets                                                             464,858             905,266

     Investments                                                                          6,500               9,750

     Property and equipment, net                                                        115,696             122,500

     Intangible assets, net                                                             928,755             981,327

     Other noncurrent assets                                                              7,200              13,032
                                                                                   ------------        ------------
     Total assets                                                                  $  1,523,009        $  2,031,875
                                                                                   ============        ============

                                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                            1,746,936           1,766,838
     Deferred revenue                                                                    58,250             107,267
     Dividends payable                                                                  225,396             135,931
     Stockholder loans                                                                  962,385             962,385
     Accrued interest on stockholder loans                                              169,370             147,623
     Notes payable                                                                      328,278             329,458
     Minimum royalty obligation                                                         450,000             450,000
     Due to former officers and stockholders                                            469,522             528,426
                                                                                   ------------        ------------
       Total current liabilities                                                      4,410,137           4,427,928

Notes payable (net of current portion)                                                        -               1,617
                                                                                   ------------        ------------

       Total liabilities                                                              4,410,137           4,429,545
                                                                                   ------------        ------------

Commitments and contingencies

Stockholders' (deficit):
     Preferred stock -- $.01 par, 10,000,000 shares authorized; 3,022,232 and
      2,882,232 outstanding at March 31, 1998 and December 31, 1997                      30,222              28,822
     Common stock -- $0.01 par, 50,000,000 shares authorized; 22,448,000 issued and 16,545,800 outstanding at March 31, 1998; 22,298,000 issued and
       16,395,800 outstanding at December 31, 1997                                      224,480             222,980
     Additional paid-in capital                                                      16,650,749          16,332,314
     Common stock warrants                                                            1,648,537           1,581,337
     Accumulated other comprehensive loss                                               (34,450)            (31,200)
     Treasury stock (5,902,200 shares of common stock in 1997, at cost)                     (10)                (10)
     Deferred compensation                                                                    -             (19,648)
     Shares to be issued (including additional paid in capital)                         389,583             389,583
     Stockholders' receivable                                                          (200,000)           (200,000)
     Accumulated deficit                                                            (21,596,239)        (20,701,848)
                                                                                   ------------        ------------

       Total stockholders' (deficit)                                                 (2,887,128)         (2,397,670)
                                                                                   ------------        ------------

       Total liabilities and stockholders' (deficit)                               $  1,523,009        $  2,031,875
                                                                                   ============        ============

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three Months Ended March 31,
                                                           ---------------------------------
                                                              1998                   1997
                                                           -----------           -----------
Sales:
     Equipment                                             $   144,321                     -
     Services                                                  155,126                     -
                                                           -----------           -----------
        Total sales                                            299,447                     -

Cost of goods sold                                             215,525                     -
                                                           -----------           -----------
        Gross margin                                            83,922                     -
                                                           -----------           -----------
Operating expenses:
     Sales and marketing                                       190,815                     -
     General and administrative                                497,327               499,229
     Stock option compensation                                 115,693                97,896
                                                           -----------           -----------
        Total operating expenses                               803,835               597,125
                                                           -----------           -----------
Loss from operations                                          (719,913)             (597,125)
                                                           -----------           -----------
Other income (expense):
     Interest expense                                          (37,251)              (28,465)
     Interest and other income                                      19                     -
                                                           -----------           -----------
        Total other income (expense), net                      (37,232)              (28,465)
                                                           -----------           -----------
Net loss                                                      (757,145)             (625,590)

Dividends on preferred stock                                  (137,245)             (416,149)
                                                           -----------           -----------
Net loss available to common stockholders                  $  (894,390)          $(1,041,739)
                                                           ===========           ===========


Net loss per common share:
     Basic                                                 $     (0.05)          $     (0.05)

     Diluted                                               $     (0.05)          $     (0.05)

     Weighted average shares of common stock outstanding    16,414,133            22,128,000

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)



                                              Preferred Stock          Common Stock                                    Accumulated
                                                 Series A                Par Value          Additional     Common        Other
                                          -----------------------   --------------------      Paid-In       Stock     Comprehensive
                                           Shares         Amount      Shares     Amount       Capital      Warrants   Income (Loss)
                                          ---------       -------   ----------  --------    -----------   ----------  -------------

BALANCE, DECEMBER 31, 1997                2,882,232       $28,822   22,298,000  $222,980    $16,332,314   $1,581,337      $(31,200)

Sale of Series A Preferred Shares
 and Warrants for cash                      140,000         1,400            -         -        141,400       67,200             -
Stock issued in legal settlement                  -             -      150,000     1,500         57,405
Preferred dividends and
 beneficial conversion feature                    -             -            -         -         47,781            -             -
Deferred compensation related to
 grant of stock options                           -             -            -         -         96,044            -             -
Amortization of deferred
 compensation                                     -             -            -         -              -            -             -
Other comprehensive income                        -             -            -         -              -            -        (3,250)
Stock issuance cost                               -             -            -         -        (24,195)           -             -
Net Loss                                          -             -            -         -              -            -             -
                                          ---------       -------   ----------  --------    -----------   ----------  -------------
BALANCE, MARCH 31, 1998                   3,022,232       $30,222   22,448,000  $224,480    $16,650,749   $1,648,537      $(34,450)
                                          =========       =======   ==========  ========     ==========    =========      =========



                                      Treasury Stock                         Shares                                       Total
                                   ---------------------     Deferred         to be      Stockholders'  Accumulated   Stockholders'
                                     Shares       Cost     Compensation      Issued       Receivable      Deficit         Equity
                                   ----------   --------   ------------   -------------  ------------   ------------  -------------
BALANCE, DECEMBER 31, 1997         (5,902,200)      $(10)      $(19,648)       $389,583    $(200,000)   $(20,701,848)  $(2,397,670)

Sale of Series A Preferred
 Shares and Warrants for cash               -          -              -               -            -               -   $   210,000
Stock issued in legal
 settlement                                 -          -              -               -            -               -   $    58,905
Preferred dividends and
 beneficial conversion
 feature                                    -          -              -               -            -        (137,245)  $   (89,464)
Deferred compensation
 related to grant of stock
 options                                    -          -        (96,044)              -            -               -   $         -
Amortization of deferred
 compensation                               -          -        115,692               -            -               -   $   115,692
Other comprehensive income                  -          -              -               -            -               -   $    (3,250)
Stock issuance cost                         -          -              -               -            -               -   $   (24,195)
Net Loss                                    -          -              -               -            -        (757,145)  $  (757,145)
                                   ----------   --------   ------------   -------------  -----------    ------------   -----------
BALANCE, MARCH 31, 1998            (5,902,200)      $(10)  $          -        $389,583    $(200,000)   $(21,596,238)  $(2,887,127)
                                   ==========   ========   ============   =============  ===========    ============   ===========

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             1998           1997
                                                                         ------------    ------------
Cash flows from operating activities:
     Net loss                                                            $  (757,145)    $  (633,590)

     Adjustments to reconcile net loss to net cash used in
      operating activities--
     Depreciation and amortization                                            61,882           9,931
     Stock option compensation                                               115,693          97,896
     Changes in assets and liabilities:
       Decrease in trade accounts receivable                                  37,094               -
       Decrease in other receivables                                               -             130
       Decrease in inventory                                                  56,108               -
       Decrease (increase) in prepaid expenses                                 8,902          (3,294)
       (Increase) Decrease in other noncurrent assets                          5,832          (5,982)
       (Decrease) increase in accounts payable and accrued expenses          (19,903)       (659,327)
       Decrease in deferred revenue                                          (49,017)              -
       Increase in accrued interest on stockholder loans                      21,747           9,841
                                                                         ------------    ------------

           Total adjustments                                                 238,338        (550,805)
                                                                         ------------    ------------

           Net cash used in operating activities                            (518,807)     (1,184,395)
                                                                         ------------    ------------

  Cash flows from investing activities:
     Advances to non-affiliates                                             (136,000)              -
     Capital expenditures                                                     (2,505)              -
                                                                         ------------    ------------

           Net cash used in investing activities                            (138,505)              -
                                                                         ------------    ------------

Cash flows from financing activities:
     Borrowings from stockholders                                                  -          70,000
     Principal payments under notes payable                                   (2,797)         (2,060)
     Proceeds from issuance of preferred stock and warrants                  210,000       3,069,648
     Payment of dividends on preferred stock                                       -         (53,030)
     Payment of stock issuance costs                                         (24,195)       (356,503)
     Repayment of stockholder borrowings                                           -         (50,000)
                                                                         ------------    ------------

           Net cash provided by financing activities                         183,008       2,678,055
                                                                         ------------    ------------

Net change in cash and cash equivalents                                     (474,304)      1,493,660
Cash and cash equivalents, beginning of period                               545,790           8,654
                                                                         ------------    ------------

Cash and cash equivalents, end of period                                 $    71,486     $ 1,502,314
                                                                         ============    ============

Supplemental disclosures of cash transactions:
     Cash paid for interest                                              $    10,503     $         -
                                                                         ============    ============

Supplemental disclosures of non-cash transactions:
     Stock issues in satisfication of stockholder loan                   $    58,905     $         -
                                                                         ============    ============

     Unrealized loss on investments                                      $     3,250     $         -
                                                                         ============    ============

     Beneficial conversion feature on preferred stock                    $    47,781     $   352,404
                                                                         ============    ============

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

  The Company has recognized the Skysite acquisition as a purchase for accounting purposes. The Company has valued the consideration to be given to the shareholders of Skysite using the 510,000 shares to be placed in escrow and the related options, less the $200,000 to be received from escrow when these shares are sold. This $200,000 has been recognized by the Company as a reduction of stockholders' equity. Since the Company does not intend to issue the 240,000 shares to Skysite's former President, the value for these shares ($100,980) has not been included in the consideration to be given. If the Company is required to distribute such shares in the future, the equity and related goodwill accounts will be increased.

  Since the Company had not issued the shares or options due to the other shareholders as of March 31, 1998, the Company has recorded the value of the consideration to be given as shares to be issued in stockholders' equity. Since these shares and options have now been placed in the escrow account, the Company will recognize an increase to its common stock and additional paid in capital accounts in its financial statements for the year ending December 31, 1998. The purchase price is $1,356,536 in excess of the fair value of the net tangible assets acquired. The Company has recognized this as intangible assets which is being amortized straight-line over a period of five years.

  The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Skysite as if the acquisition had occurred as of January 1, 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Skysite constituted a single entity during such periods.

                                                                 Three Months Ended
                                                                   March 31, 1997
                                                                 ------------------
Proforma sales                                                   $          137,969
Proforma net loss available to common stockholders               $       (1,314,738)
Proforma net loss per share                                      $            (0.06)


(3)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended March 31, 1998, comprehensive loss consisted of unrealized losses on available for sale securities totaling $3,250.

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

The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases, and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. Forward-looking statements can be identified by the use of words such as "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and the negatives thereof and similar expressions. In connection with this "safe harbor," the Company has identified in this report and in its report filed December 31, 1998 on Form 10-K/A for the fiscal year ending December 31, 1997 important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to these cautionary statements.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

  This report on Form 10-Q/A for the first quarter of fiscal year 1998 ("March 10-Q"), due on May 15, 1998, is being filed on or about January 13, 1999. The Company filed a report on Form 10-K for the fiscal year ending December 31, 1997 ("1997 10-K"), due on March 30, 1998, on October 7, 1998 and subsequently filed a report on Form 10-K/A for the fiscal year ending December 31, 1997 ("1997 10-K/A") on October 20, 1998. Both the 1997 10-K and 1997 10-K/A contained financial statements and accompanying notes that had not been audited by an independent accountant. The Company filed a report on Form 10-K/A Amendment
No. 2 for the fiscal year ending December 31, 1997 on December 31, 1998 which contained financial statements and accompanying notes that have been audited by an independent accountant. The Company filed a report on Form 10-Q for the first quarter of fiscal year 1998 ("March 10-Q"), due May 15, 1998, on or about November 19, 1998. The Company filed a report due on Form 10-Q for the second quarter of fiscal year 1998 ("June 10-Q"), due on August 14, 1998, on or about November 20, 1998. The Company filed a report on Form 10-Q for the third quarter of fiscal year 1998 on or about December 7, 1998. This filing should be read in conjunction with the more extensive information provided in the Company's 10-K/A Amendment No. 2 for fiscal year 1997 concerning that year and subsequent events in fiscal year 1998.

  The delays and, in the case of the 1997 10-K and 1997 10-K/A, absence of the required audit were associated with substantial changes in the Company's management and operations. In the Summer of 1997, the Company discontinued its principal business activity--the development of the Universal Internet Television Interface and Electronic Device technologies--and acquired Skysite Communications Corporation, Inc. The Company filed a report on Form 10-K for the year ended December 31, 1996 on May 15, 1997 that describes the discontinued development program. The Company filed a report on Form 8-K on July 2, 1997 that reported these changes in its operations. In July 1998, the Company created U.S. Digital Satellite, Inc. ("Insat") to oversee its satellite communications operations and transferred the common stock of Skysite to Insat and incorporated Project 77 Corp. ("Project 77") as Insat's other wholly-owned subsidiary. As a result, the Company's business presently consists primarily of the operations of its wholly-owned subsidiary that is engaged in the satellite based telecommunications business. During the Spring of 1998, the Company relocated its headquarters from Burbank, California to Chevy Chase, Maryland and replaced its two principal officers in order to more effectively pursue its new opportunities. Management believes that it is addressing the effect of these changes on financial and other operations and intends to achieve compliance with filing requirements under the Securities Exchange Act of 1934 (the "Exchange Act") as soon as practically possible. However as of the date of this report, the Company is not in compliance with the filing requirements of the Exchange Act due to amendments required on its 1997 and 1998 reports on Form 10-Q.

  The Company's independent accountant in fiscal year 1996, Blackman, Kallick Bartelstein, LLP, declined to stand for reelection as the Company's auditors, effecting its decision through a letter dated September 24, 1997. The Company filed a report on Form 8-K on December 3, 1997 that discloses the declination. Arthur Andersen LLP was engaged on June 1, 1998 to perform an audit of the Company's consolidated balance sheet and related financial statements for the fiscal year ended December 31, 1997. On September 30, 1998, Arthur Andersen LLP resigned as the Company's auditors. The Company filed reports on Form 8-K on June 5, 1998 and October 7, 1998 that announced these events. On October 15, 1998, the Company engaged Reznick Fedder and Silverman P.C. to perform an audit of the Company's consolidated balance sheet and related financial statements for the fiscal year ended December 31, 1997. The Company filed a report on Form 8-K on October 20, 1998 that disclosed the engagement. The audit was completed in December 1998.


Risk Factors

  The Company has incurred significant operating losses in every fiscal period since inception. In August 1997, in connection with the acquisition of Skysite, the Company terminated its production of the UITI and ED technologies and concentrated its business on the global satellite communications market.
Skysite was incorporated in August 1995 and has only limited operating history. The Company is thus subject to the risks inherent in the establishment and growth of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that Skysite markets and an increasing number of market competitors. For the year ended December 31, 1997, the Company's operating loss was $4,685,185. The Company has incurred substantial quarterly operating losses through the first three quarters of 1998 and expects a loss for the full year and possibly longer. The Company has discussed risk factors in its report on Form 10-K/A Amendment No. 2 for fiscal year
1997 filed on December 31, 1998.


Results Of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

  The Company had $299,447 in revenue from sales of satellite equipment and services in the first quarter of fiscal 1998 compared to no such revenue in the first quarter of fiscal 1997. This increase resulted entirely from the Company's acquisition of Skysite Communications Corporation, Inc. in August, 1997. Skysite is a provider of satellite based telecommunications services and products which utilize satellite based voice/data fax technology. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could have been adversely affected by trade accounts payable of approximately $1.75 million at the end of the first quarter of fiscal 1998.

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

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, were $497,327 in the first quarter of fiscal 1998, compared to $499,229 in the first quarter of fiscal 1997. This decrease of $1,902 was principally due to reductions in staff at the Company's headquarters that were largely offset by increases in general and administrative expenses associated with operating Skysite.

  The Company granted stock options to various employees and other individuals during the first quarter of fiscal 1998. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $115,693. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

  Net loss for the first quarter of fiscal 1998 was $757,145 as compared to $625,590 in the first quarter of fiscal 1997. The increase in the loss of $131,555 was primarily due to the fact that the increase in sales and marketing expense for Skysite was greater than the gross margin dollars contributed by Skysite.


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

  Under the terms of the Placement Agent Agreement related to Series A, the Placement Agent is entitled to (1) a Placement Fee based on a percentage of capital raised, (2) options to purchase common stock of the Company and (3) five percent of the proceeds related to exercise of warrants issued with the Series A preferred shares. The total fees earned and the value of the options granted through the closing at July 31, 1998, amounted to $2,037,151. In accordance with the Placement Agent Agreement, on March 6, 1997, the placement agent was granted 2,800,000 options to purchase common stock of the Company at $.3125 per share. On December 12, 1997, these options were canceled and the Company granted the placement agent 2,800,000 new options, for which the placement agent could exchange each option for .85 share of the Company's stock upon registration. On December 12, 1997, the Company valued the new options to be $1,278,631. The Company has recognized the value of the new options and the percentage fee earned by the placement agent and recorded this amount, which totaled $1,785,888, for the year ended December 31, 1997, as stock issuance cost, which is reflected as a reduction of additional paid-in capital. In addition, if all warrants issued in the Series A offering are exercised, the placement agent's 5 percent fee would increase by approximately $325,000.

  Series B Preferred Stock: In April 1998, the Company created a Series B issue of Preferred Stock, which it offered in a Regulation D Private Placement. The Company offered 3,000 shares of the 10,000,000 authorized shares of Preferred Stock at a purchase price of $1,000 per share. Each share had a stated value of $1,000 and a par value of $0.01 per share ("Series B Preferred Stock"). The offer of Series B Preferred Stock closed on May 28, 1998. The Company issued all 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company. The Series B Preferred Stock will not pay dividends and is nonvoting stock.

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

  The Company has allocated the equity raised in the offering of the Series B Preferred Stock between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company will allocate approximately $955,000 to the preferred stock and $2,045,000 to the warrants.

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

  Series C Preferred Stock: In August 1998, the Company created a Series C issue of Preferred Stock. The Company offered 4,000 shares of the 10,000,000 authorized shares of Preferred Stock at a purchase price of $1,000 and a par value of $0.01 per share ("Series C Preferred Stock"). When the offering ended on September 1, 1998, the Company had issued 3,000 shares for $3,000,000,
resulting in $2,670,000 net cash proceeds to the Company.   The Series C
Preferred Stock will not pay dividends and is nonvoting stock.

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


PART II  OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS


  William H. Buck v. Viscorp & Visual Information Services Corp.  On or about
  -------------------------------------------------------------
June 2, 1997, the Company filed a complaint against William H. Buck , the Company's former Chief Executive Officer and Director, in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 3390, entitled Viscorp and Visual Information Services Corp. v. William H. Buck,
               ----------------------------------------------------------------
alleging breach of fiduciary duty, breach of employment agreement, accounting as to severance agreement and conspiracy to defraud arising out of Mr. Buck's
conduct as Chief Executive Officer of the Company.   On June 23 1997, Mr. Buck
filed a complaint against Viscorp, et. al., in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 4480. Mr. Buck sought a declaratory judgment permitting him to sell 220,000 shares of Common Stock of the Company. On September 19, 1997, Mr. Buck filed a counterclaim against the Company, alleging partial rescission of his severance agreement, dated January 8, 1997, breach of severance agreement, rescission of lock-up agreement, breach of lock-up agreement and tortious interference with economic advantage. On November 12, 1997, Raquel Velasco filed a complaint against the Company, in the United States District Court, Northern District of Illinois, Eastern Division, Case Number 97-C-7897, entitled Raquel Velasco v.
                                                            -----------------
Viscorp seeking $220,000 in damages and expenses from alleged rescission for
-------
breach of written severance agreement, or in the alternative, breach of severance agreement. On June 9, 1998, the Company filed a counterclaim against Ms. Velasco relating to her alleged employment agreement with the Company. The aforementioned matters were consolidated for purposes of discovery. On August 31, 1998, the Company entered into settlement agreements with Mr. Buck and Ms. Velasco. Pursuant to the Company's settlement agreement with Mr. Buck, Mr. Buck is permitted to sell 350,000 shares of the Company's common stock that he already owns, pursuant to a tradeability schedule. Mr. Buck returned all other shares to the Company for cancellation. Mr. Buck's stock options have been canceled. Pursuant to the Company's settlement agreement with Ms. Velasco, Ms. Velasco received 350,000 shares of the Company's common stock, formerly held by Mr. Buck, also subject to a tradeability schedule. Ms. Velasco has also been granted an option to purchase certain property from the Company, including the ED and UITI technologies, for $50,000 which she exercised in November 1998.

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

  Donald Gilbreath v. USDI, Viscorp and Corporate Stock Transfer, Inc.  On
  -------------------------------------------------------------------
December 19, 1997, Donald Gilbreath, a former director of the Company, filed a complaint against the Company in the United States District Court, District of Colorado, Case No. 97-WY-2667-CB, alleging a claim against the Company for failing to remove restrictive legends on shares owned by Mr. Gilbreath. Mr. Gilbreath requested that the Court hold that he was the lawful owner of 1,000,000 unrestricted shares of Common Stock of the Company, and 237,800 unrestricted options to acquire common shares. On July 2, 1998, the Company entered into a settlement agreement with Mr. Gilbreath, whereby 500,000 of Mr. Gilbreath's shares in the Company will be unrestricted, and Mr. Gilbreath will
retain 75,000 options, which must be exercised by January 1, 1999.   As of
December 31, 1998 75,000 of those options have been exercised. Pursuant to the settlement agreement, the remaining 500,000 shares have been canceled. Further, Mr. Gilbreath is permitted to sell his shares pursuant to a tradeability schedule.

  Roger and Bonnie Remillard v. U.S. Digital Communications, Inc. f/k/a Viscorp
  -----------------------------------------------------------------------------
and Corporate Stock Transfer, Inc.  On or about June 1, 1998, Roger and Bonnie
---------------------------------
Remillard filed a complaint in the United States District Court, District of Colorado, Case No. 98-WY-1217-CH, alleging that the Company failed to remove restrictive legends from the Remillards' shares in the Company, in violation of Nevada Revised Statute 104.8401. Pursuant to a settlement agreement, dated July 2, 1998, the Remillards retained 820,000 shares of the Company's Common Stock. Further, the Remillards retained 200,000 out of 288,000 stock options, which must be exercised before January 1, 1999. As of December 28, 1998 150,000 of those options have been exercised. The Company has placed the remaining 50,000 options in escrow pending resolution of a dispute over their ownership. These options may be exercised in the future. The Remillards are permitted to sell their shares pursuant to a tradeability schedule.

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

  The Company filed a Form 8-K on December 11, 1998 to report the correction to a press release reporting the Company's financial results for the third quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     U.S. Digital Communications, Inc.



Date: January 13, 1999              /s/ ROBERT J. WUSSLER
      ----------------              ---------------------
                                    Robert J. Wussler
                                    (President, Chief Executive Officer
                                    and Director (Principal Executive
                                    Officer))


Date: January 13, 1999              /s/ EDWARD J. KOPF
      ----------------              ------------------
                                    Edward J. Kopf
                                    (Executive Vice President and Chief
                                    Operating Officer
                                    (Principal Financial and Accounting
                                    Officer))