Form 10-Q/A
period 1998-06-30
U S DIGITAL COMMUNICATIONS INC
filed 1999-01-14
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

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
                                  (UNAUDITED)

                                    ASSETS

                                                    June 30,           December 31,
                                                      1998                 1997
                                                   ----------          ------------
Current assets:
     Cash and cash equivalents                   $  2,005,515        $    545,790
     Trade accounts receivable, net                   126,220             209,073
     Inventory                                         43,942             107,967
     Note receivable                                  421,000              25,000
     Prepaid expenses                                 111,482              17,436
                                                 ------------        ------------
          Total current assets                      2,708,159             905,266

     Investments                                       29,900               9,750

     Property and equipment, net                      112,591             122,500

     Intangible assets, net                           876,183             981,327

     Other noncurrent assets                           34,010              13,032
                                                 ------------        ------------

     Total assets                                $  3,760,843        $  2,031,875
                                                 ============        ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses          1,162,356           1,766,838
     Deferred revenue                                  59,902             107,267
     Dividends payable                                324,610             135,931
     Stockholder loans                              1,462,385             962,385
     Accrued interest on stockholder loans            204,452             147,623
     Notes payable                                    428,278             329,458
     Minimum royalty obligation                       450,000             450,000
     Due to former officers and stockholders          469,522             528,426
                                                 ------------        ------------
          Total current liabilities                 4,561,505           4,427,928
                                                 ------------        ------------
Notes payable (net of current portion)                      -               1,617
                                                 ------------        ------------

          Total liabilities                         4,561,505           4,429,545
                                                 ------------        ------------

Commitments and contingencies

Stockholders' (deficit):
     Preferred stock -- $.01 par, 10,000,000
      shares authorized; 4,164,232 and
      2,882,232 outstanding at June 30,
      1998 and December 31, 1997                       41,642              28,822
     Common stock -- $0.01 par, 50,000,000
      shares authorized; 22,751,400 issued
      and 16,849,200 outstanding at June 30,
      1998; 22,298,000 issued and
      16,395,800 outstanding at December 31,
      1997                                            227,514             222,980
     Additional paid-in capital                    18,114,855          16,332,314
     Common stock warrants                          4,988,540           1,581,337
     Accumulated other comprehensive loss             (11,050)            (31,200)
     Treasury stock (5,902,200 shares of
      common stock, at cost)                              (10)                (10)
     Deferred compensation                                  -             (19,648)
     Shares to be issued (including
      additional paid in capital)                     389,583             389,583
     Stockholders' receivable                        (200,000)           (200,000)
     Accumulated deficit                          (24,351,736)        (20,701,848)
                                                 ------------        ------------

          Total stockholders' (deficit)              (800,662)         (2,397,670)
                                                 ------------        ------------

          Total liabilities and
           stockholders' (deficit)               $  3,760,843        $  2,031,875
                                                 ============        ============


See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                       ---------------------------          ---------------------------
                                                           1998           1997                  1998           1997
                                                       -----------     -----------          -----------     -----------
Sales:
    Equipment                                          $    50,035               -          $   194,356               -
    Services                                               176,675               -              331,801               -
                                                       -----------     -----------          -----------     -----------
        Total sales                                        226,710               -              526,157               -

Cost of goods sold                                         158,761               -              374,286               -
                                                       -----------     -----------          -----------     -----------
        Gross margin                                        67,949               -              151,871               -
                                                       -----------     -----------          -----------     -----------

Operating expenses:
    Sales and marketing                                    198,609               -              389,424               -
    General and administrative                           1,126,909         774,332            1,624,236       1,273,562
    Stock option compensation                              253,787         558,845              369,480         656,741
                                                       -----------     -----------          -----------     -----------
        Total operating expenses                         1,579,305       1,333,177            2,383,140       1,930,303
                                                       -----------     -----------          -----------     -----------
Loss from operations                                    (1,511,356)     (1,333,177)          (2,231,269)     (1,930,303)
                                                       -----------     -----------          -----------     -----------

Other income (expense):
    Interest expense                                       (60,727)        (39,460)             (97,978)        (67,925)
    Interest and other income                               17,575          16,074               17,594          16,074
    Income (loss) on repayment of debt                     167,881               -              167,881               -
    Loss on investments                                          -          (9,050)                   -          (9,050)
                                                       -----------     -----------          -----------     -----------
        Total other income (expense), net                  124,729         (32,436)              87,497         (60,901)
                                                       -----------     -----------          -----------     -----------

Net loss                                                (1,386,627)     (1,365,613)          (2,143,772)     (1,991,204)

Dividends on preferred stock                            (1,368,870)       (416,149)          (1,506,115)       (832,298)
                                                       -----------     -----------          -----------     -----------

Net loss available to common stockholders              $(2,755,497)    $(1,781,762)         $(3,649,887)    $(2,823,502)
                                                       ===========     ===========          ===========     ===========

Net loss per common share:
    Basic                                              $     (0.17)    $     (0.08)         $     (0.22)    $     (0.13)

    Diluted                                            $     (0.17)    $     (0.08)         $     (0.22)    $     (0.13)

    Weighted average shares of common stock
     outstanding                                        16,576,751      22,128,000           16,511,782      22,128,000


     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)



                                                Preferred Stock        Preferred Stock
                                                   Series A                Series B
                                            ---------------------  ----------------------
                                              Shares     Amount       Shares     Amount
                                            ----------  ---------   ----------  ---------
BALANCE, DECEMBER 31, 1997                   2,882,232   $28,822        -        $    -

Issuance of stock in legal settlement              -         -          -             -
Sale of stock for cash in option exercise          -         -          -             -
Sale of Series A Preferred Shares and
 Warrants for cash                           1,280,000    12,800        -             -
Sale of Series B Preferred Shares and
 Warrants for cash                                 -         -         2,000         20
Put option related to Sale of Series B
 Preferred Stock                                   -         -          -             -
Preferred dividends and beneficial
 conversion feature                                -         -          -             -
Deferred compensation related to grant of
 stock options                                     -         -          -             -
Amortization of deferred compensation              -         -          -             -
Other comprehensive income                         -         -          -             -
Stock issuance cost                                -         -          -             -
Net Loss                                           -         -          -             -
                                            ----------  ---------   ----------  ---------
BALANCE, JUNE 30, 1998                       4,162,232   $41,622      $2,000     $   20
                                            ==========  =========   ==========   ========



                                                Common Stock
                                                  Par Value          Additonal       Common
                                            ---------------------     Paid In        Stock
                                              Shares     Amount       Capital       Warrants
                                            ----------  ---------   ------------   -----------
BALANCE, DECEMBER 31, 1997                  22,298,000   $222,980    $16,332,314    $1,581,337

Issuance of stock in legal settlement          150,000      1,500         57,405        -
Sale of stock for cash in option exercise      270,000      2,700        119,175        -
Sale of Series A Preferred Shares and
 Warrants for cash                                 -         -           130,000     1,777,200
Sale of Series B Preferred Shares and
 Warrants for cash                                 -         -           913,311     1,086,669
Put option related to Sale of Series B
 Preferred Stock                                   -         -             -            -
Preferred dividends and beneficial
 conversion feature                                -         -         1,317,438        -
Deferred compensation related to grant of
 stock options                                     -         -           349,831        -
Amortization of deferred compensation              -         -             -            -
Other comprehensive income                         -         -             -            -
Stock issuance cost                             33,400       334      (1,104,618)      543,333
Net Loss                                           -         -             -            -
                                            ----------  ---------   ------------    ----------
BALANCE, JUNE 30, 1998                      22,751,400  $227,514     $18,114,856    $4,988,539
                                            ==========  =========   ============    ==========



                                         Accumulated
                                            Other           Treasury Stock                        Shares
                                         Comprehensive   -----------------------   Deferred       to be     Stockholders'
                                         Income (Loss)      Shares       Cost     Compensation    Issued     Receivable
                                         --------------   -----------  ---------  -------------  --------   ------------
BALANCE, DECEMBER 31, 1997                  $(31,200)     (5,902,200)    $ (10)     $ (19,648)   $389,583    $ (200,000)

Issuance of stock in legal settlement           -              -            -             -          -             -
Sale of stock for cash in option exercise       -              -            -             -          -             -
Sale of Series A Preferred Shares and
 Warrants for cash                              -              -            -             -          -             -
Sale of Series B Preferred Shares and                                                                -
 Warrants for cash                              -              -            -             -          -             -
Put option related to Sale of Series B
 Preferred Stock                                -              -            -             -          -             -
Preferred dividends and beneficial
 conversion feature                             -              -            -             -          -             -
Deferred compensation related to grant of
 stock options                                  -              -            -         (349,831)      -             -
Amortization of deferred compensation           -              -            -          369,480       -             -
Other comprehensive income                    20,150           -            -             -          -             -
Stock issuance cost                             -              -            -             -          -             -
Net Loss                                        -              -            -             -          -             -
                                         --------------   -----------  ---------  -------------  --------   ------------
BALANCE, JUNE 30, 1998                       (11,050)     (5,902,200)    $ (10)     $        1   $389,583    $ (200,000)
                                         ==============   ===========  =========  =============  ========   ============


                                                                    Total
                                           Accumulated           Stockholders'
                                             Deficit               Deficit
                                          --------------         ------------
BALANCE, DECEMBER 31, 1997                 $(20,701,848)          $(2,397,670)

Issuance of stock in legal settlement             -                    58,905
Sale of stock for cash in option exercise         -                   121,875
Sale of Series A Preferred Shares and
 Warrants for cash                                -                 1,920,000
Sale of Series B Preferred Shares and             -
 Warrants for cash                                -                 2,000,000
Put option related to Sale of Series B
 Preferred Stock                                  -                     -
Preferred dividends and beneficial
 conversion feature                          (1,506,115)             (188,677)
Deferred compensation related to grant of
 stock options                                    -                     -
Amortization of deferred compensation             -                   369,480
Other comprehensive income                        -                    20,150
Stock issuance cost                               -                  (560,951)
Net Loss                                     (2,143,772)           (2,143,772)
                                          -------------          ------------
BALANCE, JUNE 30, 1998                    $ (24,351,735)          $ (800,660)
                                          =============          ============


See accompanying notes to condensed consolidated financial statements.

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                        --------------------------
                                                                            1998           1997
                                                                        -----------    -----------
Cash flows from operating activities:
    Net loss                                                            $(2,143,772)   $(1,991,204)

    Adjustments to reconcile net loss to net cash used in
       operating activities --
    Depreciation and amortization                                           123,864         19,861
    Stock option compensation                                               369,480        656,741
    Loss on investment                                                            -          9,050
    Loss on repayment of debt                                                     -              -
    Changes in assets and liabilities:
        Decrease in trade accounts receivable, net                           78,520              -
        Decrease in other receivables                                             -          7,390
        Decrease in inventory                                                64,025              -
        Decrease (increase) in prepaid expenses                            (116,523)       (33,827)
        (Increase) Decrease in other noncurrent assets                        5,832         (3,000)
        (Decrease) increase in accounts payable and accrued expenses       (604,483)      (780,684)
        Decrease in deferred revenue                                        (47,365)             -
        Increase in accrued interest on stockholder loans                    56,829         19,682
        Increase in due to former officers and stockholder                        -        266,000
                                                                        -----------    -----------

            Total adjustments                                               (69,821)       161,213
                                                                        -----------    -----------

            Net cash used in operating activities                        (2,213,593)    (1,829,991)
                                                                        -----------    -----------

Cash flows from investing activities:
    Advances to non-affiliates                                             (396,000)             -
    Purchase of investments                                                       -       (100,000)
    Advances to Skysite prior to acquisition                                      -       (198,481)
    Capital expenditures                                                     (8,810)       (58,394)
                                                                        -----------    -----------

            Net cash used in investing activities                          (404,810)      (356,875)
                                                                        -----------    -----------

Cash flows from financing activities:
    Borrowings from stockholders                                            600,000         70,000
    Principal payments under notes payable                                   (2,797)        (4,794)
    Proceeds from issuance of preferred stock and warrants                3,920,000      3,069,648
    Proceeds from issuance of common stock                                  121,875              -
    Payment of dividends on preferred stock                                       -       (113,985)
    Payment of stock issuance costs                                        (560,950)      (356,503)
    Repayment of stockholder borrowings                                           -        (50,000)
                                                                        -----------    -----------

            Net cash provided by financing activities                     4,078,128      2,614,366
                                                                        -----------    -----------

Net change in cash and cash equivalents                                   1,459,725        427,500
Cash and cash equivalents, beginning of period                              545,790          8,654
                                                                        -----------    -----------

Cash and cash  equivalents, end of period                               $ 2,005,515    $   436,154
                                                                        ===========    ===========

Supplemental disclosures of cash transactions:
    Cash paid for interest                                             $     36,148    $         -
                                                                       ============    ===========

Supplemental disclosures of non-cash transactions:
    Common stock issues in satisfication of stockholder loan           $     58,905   $         -
                                                                       ============   ===========

    Common stock and warrants issued as consideration for
     placement fees                                                    $    543,667   $         -
                                                                       ============   ===========

    Unrealized income on investment                                    $     20,150   $         -
                                                                       ============   ===========

    Beneficial conversion feature on preferred stock                   $  1,317,438   $   704,808
                                                                       ============   ===========

See accompanying notes to condensed consolidated financial statements

                        US DIGITAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

  The  condensed   consolidated   balance sheets  of  U.S. Digital
Communications, Inc. (the "Company") as of June 30, 1998 and December 31, 1997 and the related condensed consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and six month periods ended June 30, 1998 and 1997 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

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

                                                         Six Months Ended
                                                          June 30, 1997
                                                         ----------------
Proforma sales                                              $   350,061
Proforma net loss available to common stockholders          $(3,382,199)
Proforma net loss per share                                 $     (0.15)


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

The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases, and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. Forward-looking statements can be identified by the use of words such as "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and the negatives thereof and similar expressions. In connection with this "safe harbor," the Company has identified in this report and in its report filed December 31 1998 on Form 10-K/A for the fiscal year ending December 31, 1997 important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to these cautionary statements.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  This report on Form 10-Q/A for the second quarter of fiscal year 1998 ("June 10-Q"), due on May 15, 1998, is being filed on or about January 13, 1999. The Company filed a report on Form 10-K for the fiscal year ending December 31, 1997 ("1997 10-K"), due on March 30, 1998, on October 7, 1998 and subsequently filed a report on Form 10-K/A for the fiscal year ending December 31, 1997 ("1997 10-K/A") on October 20, 1998. Both the 1997 10-K and 1997 10-K/A contained financial statements and accompanying notes that had not been audited by an independent accountant. The Company filed a report on Form 10-K/A Amendment No. 2 for the fiscal year ending December 31, 1997 on December 31, 1998 which contained financial statements and accompanying notes that have been audited by an independent accountant. The Company filed a report on Form 10-Q for the first quarter of fiscal year 1998 ("March 10-Q"), due May 15, 1998, on or about November 19, 1998 and subsequently filed a report on Form 10-Q/A for the first quarter of fiscal year 1998 on or about January 13, 1999. The Company filed a report due on Form 10-Q for the second quarter of fiscal year 1998 ("June 10-Q"), due on August 14, 1998, on or about November 20, 1998. The Company filed a report on Form 10-Q for the third quarter of fiscal year 1998 on or about December 7, 1998. This filing should be read in conjunction with the more extensive information provided in the Company's 10-K/A Amendment No. 2 for fiscal year 1997 concerning that year and subsequent events in fiscal year 1998.

  The delays and, in the case of the 1997 10-K and 1997 10-K/A, absence of the required audit were associated with substantial changes in the Company's management and operations. In the Summer of 1997, the Company discontinued its principal business activity -- the development of the Universal Internet Television Interface and Electronic Device technologies -- and acquired Skysite Communications Corporation, Inc. The Company filed a report on Form 10-K for the year ended December 31, 1996 on May 15, 1997 that describes the discontinued development program. The Company filed a report on Form 8-K on July 2, 1997 that reported these changes in its operations. In July 1998, the Company created U.S. Digital Satellite, Inc. ("Insat") to oversee its satellite communications operations and transferred the common stock of Skysite to Insat and incorporated Project 77 Corp. ("Project 77") as Insat's other wholly-owned subsidiary. As a result, the Company's business presently consists primarily of the operations of its wholly owned subsidiary that is engaged in the satellite based telecommunications business. During the Spring of 1998, the Company relocated its headquarters from Burbank, California to Chevy Chase, Maryland and replaced its two principal officers in order to more effectively pursue its new opportunities. Management believes that it is addressing the effect of these changes on financial and other operations and intends to achieve compliance with filing requirements under the Securities Exchange Act of 1934 (the "Exchange Act") as soon as practically possible. However, as of the date of this report, the Company is not in compliance with the filing requirements of the Exchange Act due to amendments required on its 1997 and 1998 reports on Form 10-Q.

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


Results Of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

  The Company had $226,710 in revenue from sales of satellite equipment and services in the second quarter of fiscal 1998 compared to no such revenue in the second quarter of fiscal 1997. This increase resulted entirely from the Company's acquisition of Skysite Communications Corporation, Inc. in August, 1997. Skysite is a provider of satellite based telecommunications services and products which utilize satellite based voice/data fax technology with the Internet. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could be adversely affected by trade accounts payable of approximately $1.16 million at the end of the second quarter of fiscal 1998.

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

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $1,126,909 in the second quarter of fiscal 1998, compared to $774,332 in the second quarter of fiscal 1997. This increase of $352,577 was principally due to increases in general and administrative expenses associated with operating Skysite that were offset by reductions in staff at the Company's headquarters.

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

  Net loss for the second quarter of fiscal 1998 was $1,386,627 as compared to $1,365,613 in the second quarter of fiscal 1997. Significant factors contributing to the increase in the net loss by $21,014 were general and administrative expenses associated with operating Skysite that were largely offset by a decrease in stock compensation expense and a one time gain on the settlement of debt.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

  The Company had $526,157 in revenue from sales of satellite equipment and services in the first half of fiscal 1998 compared to no such revenue in the first half of fiscal 1997. This increase resulted entirely from the Company's acquisition of Skysite Communications Corporation, Inc. in August, 1997.
Skysite is a provider of satellite based telecommunications services and products which utilize satellite based voice/data fax technology with the Internet. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could be adversely affected by trade accounts payable of approximately $1.16 million at the end of the first half of fiscal 1998.

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

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $1,624,236 in the first half of fiscal 1998, compared to $1,273,562 in the first half of fiscal 1997. This increase of $350,674 was substantially due to general and administrative expenses associated with operating Skysite that were offset by reductions in staff at the Company's headquarters.

  The Company granted stock options to various employees and other individuals during the second half of fiscal 1998. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $369,480. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

  Net loss for the first half of fiscal 1998 was $2,143,772 as compared to $1,991,204 in the first half of fiscal 1997. Significant factors contributing to the increase in the net loss by $152,568 were an increase in general and administrative associated with operating Skysite that were offset by a reduction in stock compensation expense and a one time gain on the settlement of debt.

Liquidity and Capital Resources

  During the first half of fiscal 1998, cash and short-term investments increased by approximately $1,459,725. The Company used approximately $2,213,593 of cash in operations during the quarter. This use of cash included a reduction in accounts payable of approximately $604,483 and an increase in prepaid expenses of approximately $116,523. These uses of cash were more than offset by the sale of Series A preferred stock for $1,920,000 and Series B preferred stock for $2,000,000 during the second quarter of fiscal 1998. Cash stock issuance costs during the quarter were approximately $560,950.

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

  Under the terms of the Placement Agent Agreement related to the issuance of Series B Preferred Stock, the Placement Agent was paid fees equal to 11 percent of the funded amount of $3 million or $330,000 for the placement of the 3,000 shares of Series B Preferred Stock, 50,000 shares of common stock of the Company, valued at approximately $66,000 as of the closing date, for establishing the Put Equity Line of

Credit and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series B Preferred Stock investors' warrants, valued at approximately $269,000 as of the closing date. As of June 30, 1998, the Placement Agent had earned $220,000 as well as common stock valued at approximately $44,000 and warrants valued at approximately $543,333. In addition, as the Company, at its sole discretion, utilizes the Put Equity Line of Credit, the Placement Agent will receive a fee of 8 percent of the cash actually invested at each funding. If the entire Line of Credit is used, the Placement Agent would earn an additional $240,000.

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


                                U.S. Digital Communications, Inc.

Date: January 13, 1999          /s/ ROBERT J. WUSSLER
                               -----------------------------------
                               Robert J. Wussler
                               (President, Chief Executive Officer
                               and Director (Principal Executive
                               Officer))


Date: January 13, 1999         /s/ EDWARD J. KOPF
                               -----------------------------------
                               Edward J. Kopf
                               (Executive Vice President and Chief
                               Operating Officer (Principal Financial and
                               Accounting Officer))