Form 10-Q/A
period 1998-09-30
U S DIGITAL COMMUNICATIONS INC
filed 1999-02-04
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

 -------------------------------------------------------------------------------

                               ADMENDMENT NO. 1

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

                 YES                   No     X
                     ----------           -----------

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 15,589,800 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF SEPTEMBER 30, 1998

PART I:     FINANCIAL INFORMATION

ITEM I:     FINANCIAL STATEMENTS

                       U.S. DIGITAL COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       ASSETS
                                                                                              September 30,         December 31,
                                                                                                  1998                 1997
                                                                                            -----------------    ------------------
Current assets:
      Cash and cash equivalents                                                                  $ 4,616,139             $ 545,790
      Trade accounts receivable, net                                                                 128,663               209,073
      Inventory                                                                                       38,424               107,967
      Note receivable                                                                                671,000                25,000
      Prepaid expenses                                                                               105,880                17,436
                                                                                            -----------------    ------------------
           Total current assets                                                                    5,560,106               905,266

      Investments                                                                                      9,100                 9,750

      Property and equipment, net                                                                    143,929               122,500

      Intangible assets, net                                                                         823,611               981,327

      Other noncurrent assets                                                                         45,046                13,032
                                                                                            -----------------    ------------------

      Total assets                                                                               $ 6,581,792           $ 2,031,875
                                                                                            =================    ==================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued expenses                                                        1,585,343             1,766,838
      Deferred revenue                                                                                32,689               107,267
      Dividends payable                                                                              453,005               135,931
      Stockholder loans                                                                            1,510,150               962,385
      Accrued interest on stockholder loans                                                           46,706               147,623
      Notes payable                                                                                  428,278               329,458
      Minimum royalty obligation                                                                     450,000               450,000
      Due to former officers and stockholders                                                        266,000               528,426
                                                                                            -----------------    ------------------
           Total current liabilities                                                               4,772,171             4,427,928

Notes payable (net of current portion)                                                                     -                 1,617
                                                                                            -----------------    ------------------

           Total liabilities                                                                       4,772,171             4,429,545
                                                                                            -----------------    ------------------

Commitments and contingencies

Stockholders' equity (deficit):
      Preferred stock -- $0.01 par, 10,000,000 shares authorized; 3,889,832 and
           2,882,232 issued and outstanding at September 30, 1998 and December 31, 1997               38,898                28,822
      Common stock -  $0.01 par, 50,000,000 shares authorized; 21,492,000 issued and 15,589,800 outstanding at September 30, 1998; 22,298,000 issued and
           16,395,800 outstanding at December 31, 1997                                               214,920               222,980
      Additional paid-in capital                                                                  22,488,075            16,332,314
      Common stock warrants                                                                        7,079,837             1,581,337
      Accumulated other comprehensive loss                                                           (31,850)              (31,200)
      Treasury stock (5,902,200 shares of common stock, at cost)                                         (10)                  (10)
      Deferred compensation                                                                                -               (19,648)
      Shares to be issued (including additional paid in capital)                                     389,583               389,583
      Stockholders' receivable                                                                      (200,000)             (200,000)
      Accumulated deficit                                                                        (28,169,832)          (20,701,848)
                                                                                            -----------------    ------------------

           Total stockholders' equity (deficit)                                                    1,809,621            (2,397,670)
                                                                                            -----------------    ------------------

           Total liabilities and stockholders' equity (deficit)                                  $ 6,581,792           $ 2,031,875
                                                                                            =================    ==================


      See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            Three Months Ended              Nine Months Ended
                                                                                September 30,                 September 30,
                                                                       ----------------------------    ----------------------------
                                                                           1998            1997            1998            1997
                                                                       ------------    ------------    ------------    ------------
Sales:
        Equipment                                                      $    107,326          95,702    $    301,682          95,702
        Services                                                            160,226          46,983         492,027          46,983
                                                                       ------------    ------------    ------------    ------------
              Total sales                                                   267,552         142,685         793,709         142,685

Cost of goods sold                                                          205,451         127,102         579,737         127,102
                                                                       ------------    ------------    ------------    ------------
              Gross margin                                                   62,101          15,583         213,972          15,583
                                                                       ------------    ------------    ------------    ------------

Operating expenses:
        Sales and marketing                                                 423,986          39,414         813,410          39,414
        General and administrative                                        1,783,139         572,442       3,407,375       1,846,004
        Stock option compensation                                                --         395,832         369,479       1,052,573
                                                                       ------------    ------------    ------------    ------------
              Total operating expenses                                    2,207,125       1,007,688       4,590,264       2,937,991
                                                                       ------------    ------------    ------------    ------------
Loss from operations                                                     (2,145,024)       (992,105)     (4,376,292)     (2,922,408)
                                                                       ------------    ------------    ------------    ------------

Other income (expense):
        Interest expense                                                    (30,927)        (39,897)       (128,905)       (107,822)
        Interest and other income                                            46,388           5,339          63,982          21,413
        Income (loss) on repayment of debt                                       --              --         167,881              --
        Loss on investments                                                      --              --              --          (9,050)
                                                                       ------------    ------------    ------------    ------------
              Total other income (expense), net                              15,461         (34,558)        102,958         (95,459)
                                                                       ------------    ------------    ------------    ------------

Net loss                                                                 (2,129,563)     (1,026,663)     (4,273,334)     (3,017,867)

Dividends on preferred stock                                             (1,688,535)       (416,149)     (3,194,650)     (1,248,447)
                                                                       ------------    ------------    ------------    ------------

Net loss available to common stockholders                              $ (3,818,098)   $ (1,442,812)   $ (7,467,984)   $ (4,266,314)
                                                                       ============    ============    ============    ============

Net loss per common share:
        Basic                                                          $      (0.24)   $      (0.07)   $      (0.46)   $      (0.19)

        Diluted                                                        $      (0.24)   $      (0.07)   $      (0.46)   $      (0.19)

        Weighted average shares of common stock outstanding              15,914,637      21,904,079      16,311,875      22,097,082


      See accompanying notes to condensed consolidated financial statements

                        U.S. DIGITAL COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                              Preferred Stock           Preferred Stock           Preferred Stock
                                                                 Series A                  Series B                  Series C
                                                          -----------------------  -----------------------   -----------------------
                                                            Shares       Amount      Shares       Amount      Shares        Amount
                                                          ----------   ----------  ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1997                                 2,882,232   $   28,822          --   $       --           --   $       --

Issuance of stock in legal settlement                             --           --          --           --           --           --
Cancelation of stock in legal settlement                          --           --          --           --           --           --
Sale of stock for cash in option exercise                         --           --          --           --           --           --
Conversion of Preferred Shares                              (455,000)      (4,550)         --           --           --           --
Common stock warrants exercised                                   --           --          --           --           --           --
Sale of Series A Preferred Shares and Warrants for cash    1,456,600       14,566          --           --           --           --
Sale of Series B Preferred Shares and Warrants for cash           --           --       3,000           30           --           --
Sale of Series C Preferred Shares and Warrants for cash           --           --          --           --        3,000           30
Preferred dividends and beneficial conversion feature             --           --          --           --           --           --
Deferred compensation related to grant of stock options           --           --          --           --           --           --
Amortization of deferred compensation                             --           --          --           --           --           --
Other comprehensive income                                        --           --          --           --           --           --
Stock issuance cost                                               --           --          --           --           --           --
Net Loss                                                          --           --          --           --           --           --
                                                          ----------   ----------  ----------   ----------   ----------   ----------

BALANCE, SEPTEMBER 30, 1998                                3,883,832   $   38,838       3,000   $       30        3,000   $       30
                                                          ==========   ==========  ==========   ==========   ==========   ==========

                                                                              Common Stock
                                                                               Par Value
                                                                    -----------------------------      Additional         Common
                                                                                                         Paid-In           Stock
                                                                       Shares            Amount          Capital          Warrants
                                                                    ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1997                                            22,298,000     $    222,980     $ 16,332,314     $  1,581,337

Issuance of stock in legal settlement                                    350,000            3,500          333,861               --
Cancelation of stock in legal settlement                              (2,124,000)         (21,240)         347,363               --
Sale of stock for cash in option exercise                                270,000            2,700          119,175               --
Conversion of Preferred Shares                                           455,000            4,550               --               --
Common stock warrants exercised                                          193,000            1,930          860,570         (283,500)
Sale of Series A Preferred Shares and Warrants for cash                       --               --          128,234        2,042,100
Sale of Series B Preferred Shares and Warrants for cash                       --               --          954,970        2,045,000
Sale of Series C Preferred Shares and Warrants for cash                       --               --        1,802,070        1,197,900
Preferred dividends and beneficial conversion feature                         --               --        2,877,576               --
Deferred compensation related to grant of stock options                       --               --          349,831               --
Amortization of deferred compensation                                         --               --               --               --
Other comprehensive income                                                    --               --               --               --
Stock issuance cost                                                       50,000              500       (1,617,890)         497,000
Net Loss                                                                      --               --               --               --
                                                                    ------------     ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1998                                           21,492,000     $    214,920     $ 22,488,075     $  7,079,837
                                                                    ============     ============     ============     ============

                                                                                 Accumulated
                                                                                    Other                     Treasury Stock
                                                                                Comprehensive        ------------------------------
                                                                                 Income (Loss)         Shares              Cost
                                                                                 ----------          ----------          ----------
BALANCE, DECEMBER 31, 1997                                                       $  (31,200)         (5,902,200)         $      (10)

Issuance of stock in legal settlement                                                    --                  --                  --
Cancelation of stock in legal settlement                                                 --                  --                  --
Sale of stock for cash in option exercise                                                --                  --                  --
Conversion of Preferred Shares                                                           --                  --                  --
Common stock warrants exercised                                                          --                  --                  --
Sale of Series A Preferred Shares and Warrants for cash                                  --                  --                  --
Sale of Series B Preferred Shares and Warrants for cash                                  --                  --                  --
Sale of Series C Preferred Shares and Warrants for cash                                  --                  --                  --
Preferred dividends and beneficial conversion feature                                    --                  --                  --
Deferred compensation related to grant of stock options                                  --                  --                  --
Amortization of deferred compensation                                                    --                  --                  --
Other comprehensive income                                                             (650)                 --                  --
Stock issuance cost                                                                      --                  --                  --
Net Loss                                                                                 --                  --                  --
                                                                                 ----------          ----------          ----------

BALANCE, SEPTEMBER 30, 1998                                                         (31,850)         (5,902,200)         $      (10)
                                                                                 ==========          ==========          ==========

                                                                            Shares                                        Total
                                                            Deferred         to be      Stockholders'   Accumulated    Stockholders'
                                                          Compensation      Issued       Receivable       Deficit         Deficit
                                                          ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 1997                                $    (19,648)  $    389,583   $   (200,000)  $(20,701,848)   $ (2,397,670)

Issuance of stock in legal settlement                               --             --             --             --         337,361
Cancelation of stock in legal settlement                            --             --             --             --         326,123
Sale of stock for cash in option exercise                           --             --             --             --         121,875
Conversion of Preferred Shares                                      --             --             --             --              --
Common stock warrants exercised                                     --             --             --             --         579,000
Sale of Series A Preferred Shares and Warrants for cash             --             --             --             --       2,184,900
Sale of Series B Preferred Shares and Warrants for cash             --             --             --             --       3,000,000
Sale of Series C Preferred Shares and Warrants for cash             --             --             --             --       3,000,000
Preferred dividends and beneficial conversion feature               --             --             --     (3,194,650)       (317,074)
Deferred compensation related to grant of stock options       (349,831)            --             --             --              --
Amortization of deferred compensation                          369,479             --             --             --         369,479
Other comprehensive income                                          --             --             --             --            (650)
Stock issuance cost                                                 --             --             --             --      (1,120,390)
Net Loss                                                            --             --             --     (4,273,334)     (4,273,334)
                                                          ------------   ------------   ------------   ------------    ------------
BALANCE,  SEPTEMBER 30, 1998                              $         --   $    389,583   $   (200,000)  $(28,169,832)   $  1,809,621
                                                          ============   ============   ============   ============    ============


      See accompanying notes to condensed consolidated financial statements

                                                 U.S. DIGITAL COMMUNICATIONS, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                                     Nine Months Ended September 30,
                                                                                                    -------------------------------
                                                                                                       1998                 1997
                                                                                                    -----------         -----------
Cash flows from operating activities:
        Net loss                                                                                    $(4,273,334)        $(3,017,867)
                                                                                                    -----------         -----------

        Adjustments to reconcile net loss to net cash used in
           operating activities--
        Depreciation and amortization                                                                   185,945             123,405
        Stock option compensation                                                                       369,479           1,052,573
        Loss on investment                                                                                   --               9,050
        Loss on repayment of debt                                                                            --                  --
        Loss on settlement of litigation/claims                                                              --                  --
        Changes in assets and liabilities:
              Decrease in trade accounts receivable, net                                                 80,410             (21,446)
              Decrease in inventory                                                                      69,543             (76,526)
              Decrease (increase) in prepaid expenses                                                   (88,444)            (25,436)
              (Increase) Decrease in other noncurrent assets                                            (32,014)            (27,052)
              (Decrease) increase in accounts payable and accrued expenses                             (181,494)           (577,865)
              Decrease in deferred revenue                                                              (74,578)            (20,338)
              Increase in accrued interest on stockholder loans                                          87,756              29,523
              Increase in in due to former officers and stockholder                                          --             266,000
                                                                                                    -----------         -----------
                     Total adjustments                                                                  416,603             731,888
                                                                                                    -----------         -----------
                     Net cash used in operating activities                                           (3,856,731)         (2,285,979)
                                                                                                    -----------         -----------
Cash flows from investing activities:
        Advances to non-affiliates                                                                     (646,000)                 --
        Purchase of investments                                                                              --            (125,000)
        Advances to Skysite prior to acquisition                                                             --            (198,481)
        Capital expenditures                                                                            (49,658)            (63,396)
                                                                                                    -----------         -----------
                     Net cash used in investing activities                                             (695,658)           (386,877)
                                                                                                    -----------         -----------
Cash flows from financing activities:
        Borrowings from stockholders                                                                  1,110,150             170,000
        Principal payments under notes payable                                                           (2,797)             (7,425)
        Proceeds from issuance of preferred stock and warrants                                        8,763,900           3,069,648
        Proceeds from issuance of common stock                                                          121,875                 100
        Purchase of treasury stock                                                                           --                 (10)
        Payment of dividends on preferred stock                                                              --            (113,985)
        Payment of stock issuance costs                                                              (1,120,390)           (356,503)
        Repayment of stockholder borrowings                                                            (250,000)            (50,000)
                                                                                                    -----------         -----------
                     Net cash provided by financing activities                                        8,622,738           2,711,825
                                                                                                    -----------         -----------
Net change in cash and cash equivalents                                                               4,070,349              38,969
Cash and cash equivalents, beginning of period                                                          545,790               8,654
                                                                                                    -----------         -----------
Cash and cash equivalents, end of period                                                            $ 4,616,139         $    47,623
                                                                                                    ===========         ===========
Supplemental disclosures of cash transactions:
        Cash paid for interest                                                                      $    36,148         $    27,641
                                                                                                    ===========         ===========
Supplemental disclosures of non-cash transactions:
        Common stock issues in satisfication of stockholder loan                                    $   337,361         $        --
                                                                                                    ===========         ===========
        Cancelation of stock and shareholders' loans in settlement                                  $   326,123         $        --
                                                                                                    ===========         ===========
        Common stock and warrants issued as consideration for placement fees                        $   563,000         $        --
                                                                                                    ===========         ===========
        Unrealized loss on investment                                                               $      (650)        $        --
                                                                                                    ===========         ===========
        Beneficial conversion feature on preferred stock                                            $ 2,877,576         $ 1,057,212
                                                                                                    ===========         ===========



                               See accompanying notes to condensed consolidated financial statements

                        US DIGITAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

  The condensed consolidated balance sheets of U.S. Digital Communications, Inc. (the "Company") as of September 30, 1998 and December 31, 1997, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997, condensed consolidated statement of cash flows for the nine month periods ended September 30, 1998 and 1997 and condensed consolidated statement of changes in stockholders' equity (deficit) for the nine month period ended September 30, 1998 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

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

                                                              Nine months Ended
                                                              September 30, 1997
                                                              ------------------

Proforma sales                                                $      886,204
Proforma net loss available to common stockholders            $  (4,906,261)
Proforma net loss per share                                   $       (0.22)

(3)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. For the nine months ended September 30, 1998, comprehensive income consisted of unrealized losses on available for sale securities totaling $650.

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

(4)  SUBSEQUENT EVENTS

  In January 1999 the Company acquired asset tracking, real-time single-frame video wireless communications applications, Personal Digital Assistant technology and other assets from two unrelated entities as additional components of the Company's value-added services for satellite platforms.

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


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


General

  This report on Form 10-Q/A for the third quarter of fiscal year 1998 ("September 10-Q"), due on November14, 1998, is being filed on or about February 3, 1999. The Company filed a report on Form 10-K for the fiscal year ending December 31, 1997 ("1997 10-K"), due on March 30, 1998, on October 7, 1998 and
subsequently filed a report on Form 10-K/A for the fiscal year ending December 31, 1997 ("1997 10-K/A") on October 20, 1998. Both the 1997 10-K and 1997 10-
K/A contained financial statements and accompanying notes that had not been audited by an independent accountant. The Company filed a report on Form 10-K/A Amendment No. 2 ("1997 10-K/A No. 2") for the fiscal year ending December 31, 1997 on December 31, 1998 which contained financial statements and accompanying notes that have been audited by an independent accountant. The Company filed a report on Form 10-Q for the first quarter of fiscal year 1998 ("March 10-Q"), due May 15, 1998, on or about November 19, 1998 and subsequently filed a report on Form 10-Q/A for the first quarter of fiscal year 1998 on January 14, 1999. The Company filed a report due on Form 10-Q for the second quarter of fiscal year 1998 ("June 10-Q"), due on August 14, 1998, on or about November 20, 1998 and subsequently filed a report on Form 10-Q/A for the second quarter of fiscal year 1998 on January 14, 1999. The Company filed a report on Form 10-Q for the third quarter of fiscal year 1998 on or about December 7, 1998. This filing should be read in conjunction with the more extensive information provided in the Company's 1997 10-K/A No. 2 for fiscal year 1997 concerning that year and subsequent events in fiscal year 1998.

  The delays and, in the case of the 1997 10-K and 1997 10-K/A, absence of the required audit were associated with substantial changes in the Company's management and operations. In the Summer of 1997, the Company discontinued its principal business activity the development of the Universal Internet Television Interface and Electronic Device technologies and acquired Skysite Communications Corporation, Inc. The Company filed a report on Form 10-K for the year ended December 31, 1996 on May 15, 1997 that describes the discontinued development program. The Company filed a report on Form 8-K on July 2, 1997 that reported these changes in its operations. In July 1998, the Company created U.S Digital Satellite, Inc. ("Insat") to oversee its satellite communications operations and transferred the common stock of Skysite to Insat and incorporated Project 77 Corp. ("Project 77") as Insat's other wholly-owned subsidiary. As a result, the Company's business presently consists primarily of the operations of its wholly owned subsidiary that is engaged in the satellite based telecommunications business. During the Spring of 1998, the Company relocated its headquarters from Burbank, California to Chevy Chase, Maryland and replaced its two principal officers in order to more effectively pursue its new opportunities. Management believes that it is addressing the effect of these changes on financial and other operations and intends to achieve compliance with filing requirements under the Securities Exchange Act of 1934 (the "Exchange Act") as soon as practically possible. However as of the date of this report, the Company is not in compliance with the filing requirements of the Exchange Act due to amendments required on its 1997 and 1998 reports on Form 10-Q and 8-K.

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


Risk Factors

  The Company has incurred significant operating losses in every fiscal period since inception. In August 1997, in connection with the acquisition of Skysite, the Company terminated its production of the UITI and ED technologies and concentrated its business on the global satellite communications market.
Skysite was incorporated in August 1995 and has only limited operating history. The Company is thus subject to the risks inherent in the establishment and growth of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that Skysite markets and an increasing number of market competitors. For the year ended December 31, 1997, the Company's operating loss was $4,685,185. The Company expects to incur substantial quarterly operating losses through 1998 and possibly longer. The Company has discussed risk factors in its 1997 10-K/A No. 2 filed on December 31, 1997.

Results Of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

  The Company had $267,552 in revenue from sales of satellite equipment and services in the third quarter of fiscal 1998 compared to $142,685 in revenue in the third quarter of fiscal 1997. This increase of approximately $124,867 or 87.5% primarily reflects the fact that the results include three months of sales and expenses for Skysite in 1998 and approximately one month for 1997. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could be adversely affected by trade accounts payable of approximately $1.59 million at the end of the third quarter of fiscal 1998.

  Costs of goods sold was $205,451, 76.8% of total sales, in the third quarter of fiscal 1998 compared to $127,102, 89.1% of total sales, in the third quarter of fiscal 1997. The increase of approximately $78,349 was related to the greater period of operation for Skysite included in the 1998 period. However this increase was moderated by improved gross margins resulting from an increased proportion of sales derived from higher margin sales of services.

  Sales and marketing expense in the third quarter of fiscal 1998 was $423,986 compared to $39,414 in the third quarter of fiscal 1997. The costs in the current year period reflect normal sales and marketing expenses incurred by Skysite. Such expenditures were constrained in the 1997 period by a lack of liquidity.

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $1,783,137 in the third quarter of fiscal 1998, compared to $572,442 in the third quarter of fiscal 1997. This increase of $1,210,695 was substantially due to increased legal and accounting fees largely related to the resolution of several long standing matters and to the general and administrative expenses associated with operating Skysite with a generally higher level of activity than in the prior year period.

  The Company did not grant any stock options during the third quarter of fiscal 1998.

  Net loss for the third quarter of fiscal 1998 was $2,129,561 as compared to $1,026,663 in the third quarter of fiscal 1997. Significant factors contributing to the increase in the net loss by $1,102,898 were increases in selling, marketing, and general and administrative expenses offset by a reduction in stock option compensation.

Nine months Ended September 30, 1998 Compared to Nine months Ended September 30, 1997.

  The Company had $793,709 in revenue from sales of satellite equipment and services in the nine months ended September 30, 1998 compared to $142,685 in the nine months ended September 30, 1997. The increase of $651,024 primarily reflects the fact that the results include nine months of sales and expenses for Skysite in 1998 and approximately one month for 1997. Skysite was not acquired by the Company until August 26, 1997. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. This supply could be adversely affected by trade accounts payable of approximately $1.59 million at the end of the September 30, 1998.

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

  Sales and marketing expense in the nine months ended September 30, 1998 was $813,410 compared to $39,414 in the nine months ended September 30, 1997. The increase of $773,996 was primarily related to the greater period of operation for Skysite included in the 1998 period versus the prior year period. It also reflects intensified marketing efforts due to increased resources in the 1998 period versus the prior year period.

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $3,407,373 in the nine months ended September 30, 1998, compared to $1,846,004 in the nine months ended September 30, 1997. This increase of $1,561,369 was primarily related to the greater period of operation for Skysite included in the 1998 period versus the prior year period.

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

  Net loss for the nine months ended September 30, 1998 was $4,273,333 as compared to $3,017,867 in the nine months ended September 30, 1997. Significant factors contributing to the increase in the net loss by $1,255,466 were an increase in general and administrative expense offset by a reduction in stock compensation expense and the greater period of operation for Skysite included in the 1998 period versus the prior year period.

Liquidity and Capital Resources

  During the nine months ended September 30, 1998, cash and short-term investments increased by approximately $4,070,349. The Company used approximately $3,856,734 of cash in operations during the period ended September 30, 1998. This use of cash were more than offset by the sale of Series A preferred stock for $2,184,900, Series B preferred stock for $3,000,000 and Series C preferred stock for $3,000,000 during the nine months ended September 30, 1998. Cash stock issuance costs during the year were approximately $1,120,390.

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

  For every two Series A preferred shares purchased, the stockholder received one warrant (which shall expire three years after the date of execution of the subscription agreement) to purchase one share of common stock at an exercise price of $3.00 per share (the "Series A Preferred Stock Warrants"). The Series A Preferred Stock Warrants shall become exercisable in the same increments and on the same dates that the conversion rights with respect to the shares to which they are attached become vested, as described below. As of September 30, 1998, a total of 2,169,416 Series A Preferred Stock Warrants had been issued. Shareholders exercised 193,000 warrants through September 30, 1998. The Company received approximately $579,000 from these exercises less the related placement fees of approximately $28,950.

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

  On the date of issuance of some of the Series A Preferred Stock, the purchase price of the shares was less than the quoted market price of the Company's common stock. Accordingly, the intrinsic value of this beneficial conversion feature (approximately $7,650,000) is being accreted to preferred stock over the conversion rights period. Accretion of the beneficial conversion feature as of September 30, 1998 totaled $4,257,577 and is reflected as an increase in the carrying value of the preferred stock and a dividend charge against retained earnings.

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

  Under the terms of the Placement Agent Agreement related to the issuance of Series B Preferred Stock, the Placement Agent was paid fees equal to 11 percent of the funded amount of $3 million or $330,000 for the placement of the 3,000 shares of Series B Preferred Stock, 50,000 shares of common stock of the Company, valued at approximately $66,000 as of the closing date, for establishing the Put Equity Line of Credit and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series B Preferred Stock investors' warrants, valued at approximately $269,000 as of the closing date. As of September 30, 1998, the Placement Agent had earned $220,000 as well as common stock valued at approximately $66,000 and warrants valued at approximately $543,333. In addition, as the Company, at its sole discretion, utilizes the Put Equity Line of Credit, the Placement Agent will receive a fee of 8 percent of the cash actually invested at each funding. If the entire Line of Credit is used, the Placement Agent would earn an additional $240,000.

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

  In January 1999, the Company again offered its Series C Preferred Stock and warrants with the offering period to expire February 28, 1999. During January 1999, in connection with the second offering, the Company raised net cash proceeds of $178,000 through the issuance of 200 additional shares of Series C Preferred Stock and 6,600 warrants.

  In conjunction with the offerings, 660,000 warrants will be issued to the Series C shareholders proportionate to each investor's number of shares purchased to the total shares offered. Each warrant entitles the holder to purchase shares of the Company's common stock at a price of $4.34. The exercise price and number of shares to be purchased may be adjusted from time to time based on computations included in the warrant agreement. Such warrants are exercisable for three years after closing of the Series C offering.

  The Company has allocated the equity raised in the offer of the Series C Preferred Stock between the preferred stock and the related warrants. Based on the valuation of each on the date of issuance of the first offering, the Company has as of September 30, 1998 fully allocate $1,802,000 to the preferred stock and $1,198,000 to the warrants. Based on the valuation of each of the date of issuance of the second offering in 1999, the Company fully allocated $188,120 to the preferred stock and $11,880 to the warrants.

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

  On the date of issuance of the Series C Preferred Stock, the conversion price of certain of the Series C Preferred Stock was less than the quoted market price of the Company's common stock. Accordingly, had the shares been converted as of the issuance date, the intrinsic value of this beneficial conversion feature on the first and second offerings would have been approximately $263,000 and $61,000, respectively. The eventual accretion of the intrinsic value of the beneficial conversion feature will be measured at the date of conversion and will be recorded as an increase in the carrying value of the Series C Preferred Stock and a dividend charge to retained earnings over the conversion rights period.

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

  Under the terms of the placement agent agreement related to the first issuance of Series C Preferred Stock, the placement agent was paid fees equal to 11% of the funded amount of $3,000,000 or $330,000 for the placement of the 3,000 shares of Series C preferred stock, and warrants to purchase 250,000 shares of common stock at a price and under the conditions of the Series C preferred stock investors' warrants, valued at approximately $228,000 as of September 1, 1998, the initial closing date.

  Under the terms of the placement agent agreement related to the second issuance of Series C preferred stock, the placement agent was paid fees equal to 11% of the funded amount of $200,000 or $22,000 for the placement of the 200 shares of Series C Preferred Stock. In addition, the placement agent will receive warrants to purchase shares of common stock at a price and under the conditions of the Series C Preferred Stock investors' warrants. The number of warrants to be issued to the placement agent is dependent on the number of Series C Preferred Stock that has been issued by the Company when the second offering period ends.

Impact of the Year 2000 Issue

  The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software, hardware or firmware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  The Company has established a Year 2000 Program (the "Y2K Program") to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems; (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); (iii) certain systems of the Company's major vendors and material service providers (insofar as they relate to the Company's business activities with such parties); and (iii) the Company's material clients (insofar as the Year 2000 issue relates to the Company's ability to provide services to such clients). The Y2K Program is divided into five major phases: a) Awareness, b) Inventory and Risk Assessment,
c) Repair and Renovation, d) Verification and Validation, and e) Implementation and Monitoring.

  The Awareness Phase is intended to ensure the establishment of the program and the awareness of potential risks and Year 2000 issues. This phase, which involves communicating the status and progress of the program within the Company and to third parties, is an on-going activity and will continue as the Company proceeds through the other phases.

  The Inventory and Risk Assessment Phase involves the performance of an initial inventory of all hardware, software and infrastructure, as well as material vendors, to identify potential Year 2000 issues and to determine the action required, if any, to mitigate the risk to the Company. The Company is the process of contacting its third party service providers to determine the Year 2000 status of their systems, as well as their plans to bring them into compliance. Material items are those believed by the Company to have a significant impact on the business from a customer service, financial or legal perspective. The Company's internal Y2K team is performing this phase. The Company anticipates that this phase will be substantially complete by the end of the second quarter in 1999.

  The Repair, Replacement and Renovation Phase is intended to ensure that the appropriate items as identified in the final inventory and risk assessment are upgraded to meet Year 2000 compliance criteria. This may include software updates, hardware upgrades, development of new processes, new business practices, training programs, etc. While completion of the various elements of this phase is tied to corresponding elements within the assessment phase, the Company anticipates that material repairs, replacements and renovations will be substantially complete by mid-1999 for systems under the direct control of the Company. No current assessment of the completion dates for material repairs, replacements and renovations not under the Company's direct control, and for which third parties such service providers are responsible, will be available until completion of that portion of the Inventory and Risk Assessment phase.

  The Verification and Validation Phase ensures that critical business processes, systems and infrastructure are verified and tested to ensure Year 2000 issues will not cause major disruption in the ongoing operation of the Company business. Verification and testing of those systems under the Company's direct control will be performed by the Company's internal Y2K team with the support of its technicians and certain of the principal suppliers of those systems. This phase is ongoing, but the Company expects all testing of those systems under its direct control to be substantially complete in the third quarter of 1999.

  Finally, during the Implementation and Monitoring Phase, the Year 2000 upgrades will be installed into the Company's operating systems, as necessary. In addition, the monitoring activity will be employed in an effort to ensure that unforeseen Year 2000 critical items are appropriately prioritized for correction. While the implementation component of this phase is scheduled to be complete by the end of the third quarter in 1999, the Company's monitoring activities will be on going.

State of Readiness

  The Company's progress towards completing risk assessment within the Company is on schedule to be completed in the first quarter 1999, however there is general uncertainty involved in the attempt to evaluate the Year 2000 problem because of the uncertainty of the readiness of third party suppliers and vendors.

  Although the remediation, testing and implementation phases have not yet commenced, the Company anticipates that these phases will proceed along the schedule as contemplated by its Y2K Program.

Costs

  The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. Total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's consolidated results of operations and financial position in any given year.

Risks

  In a reasonably likely worst case scenario, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, including operations that are essential to the provision of the Company's services. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in major part from the present state of the Company's knowledge concerning the Year 2000 readiness of third-parties such as its service providers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material partners. The Company believes that, with the completion of the Y2K Program as scheduled, the potential of significant interruptions of normal operations should be reduced.

Contingency Plans

  After reviewing information gathered in the Inventory and Risk Assessment Phase, and to prepare for the possibility that certain information systems or third party partners and vendors will not be Year 2000 compliant, the Company intends to develop contingency plans, as appropriate.

  These plans may include the establishment of teams to monitor and correct disruptions, utilization of back-up processes including data back up and storage, and the development of manual "work-around" solutions.

  Readers are cautioned that the discussion of the Company's efforts and expectations related to Year 2000 are forward-looking statements and should be read in conjunction with the Company's disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

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


PART II  OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS

  William H. Buck v. Viscorp & Visual Information Services Corp.  On or about
  -------------------------------------------------------------
June 2, 1997, the Company filed a complaint against William H. Buck, the Company's former Chief Executive Officer and Director, in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 3390, entitled Viscorp and Visual Information Services Corp. v. William H. Buck,
               ----------------------------------------------------------------
alleging breach of fiduciary duty, breach of employment agreement, accounting as to severance agreement and conspiracy to defraud arising out of Mr. Buck's conduct as Chief Executive Officer of the Company. On June 23 1997, Mr. Buck filed a complaint against Viscorp, et. al., in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 4480. Mr. Buck sought a declaratory judgment permitting him to sell 220,000 shares of Common Stock of the Company. On September 19, 1997, Mr. Buck filed a counterclaim against the Company, alleging partial rescission of his severance agreement, dated January 8, 1997, breach of severance agreement, rescission of lock-up agreement, breach of lock-up agreement and tortious interference with economic advantage. On November 12, 1997, Raquel Velasco filed a complaint against the Company, in the United States District Court, Northern District of Illinois, Eastern Division, Case Number 97-C-7897, entitled Raquel Velasco v.
                                                            -----------------
Viscorp seeking $220,000 in damages and expenses from alleged rescission for
-------
breach of written severance agreement, or in the alternative, breach of severance agreement. On June 9, 1998, the Company filed a counterclaim against Ms. Velasco relating to her alleged employment agreement with the Company. The aforementioned matters were consolidated for purposes of discovery. On August 31, 1998, the Company entered into settlement agreements with Mr. Buck and Ms. Velasco. Pursuant to the Company's settlement agreement with Mr. Buck, Mr. Buck is permitted to sell 350,000 shares of the Company's common stock that he already owns, pursuant to a tradeability schedule. Mr. Buck returned all other shares to the Company for cancellation. Mr. Buck's stock options have been canceled. Pursuant to the Company's settlement agreement with Ms. Velasco, Ms. Velasco received 350,000 shares of the Company's common stock, formerly held by Mr. Buck, also subject to a tradeability schedule. Ms. Velasco has also been granted an option to purchase certain property from the Company, including the ED and UITI technologies, for $50,000 which she exercised in November 1998.

  Visual Information Service Corp. v. Interactive Video Publishing, Inc.  On
  ---------------------------------------------------------------------
July 25, 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California, San Jose Division, case number C 96-20593 RMW (EAI), against Interactive Video Publishing, Inc., David Serlin, Steve Owens and Kaori Kuwata ("Defendants") for injunctive relief and damages of approximately $7 million for misappropriation of trade secrets, conversion and breach of fiduciary duty. Defendants filed counterclaims for declaratory relief, intentional interference with economic advantage, breach of contract and unfair competition claiming damages yet to be determined. On November 20, 1996, David Serlin and Marvin Lerch filed suit against the Company and its former officer, Jerome Greenberg, in the United States District Court, Northern District of California, San Jose Division. The case is captioned Serlin v.
                                                                   ---------
Visual Information Service Corp., case number C 96-21073. David Serlin and
-------------------------------
Marvin Lerch claimed damages in excess of $6.5 million in connection with the alleged breach of their employment contracts, alleging breach of employment contracts, breach of the implied covenant of good faith and fair dealing, fraud, deceit and negligent misrepresentation among several causes of action. On June 25, 1997, a settlement conference was held in Visual Information Service Corp v.
                                              ----------------------------------
Interactive Video Publishing, Inc. and Serlin v. Visual Information Service
---------------------------------------------------------------------------
Corp. and a settlement was reached with all parties in both actions. On
-----
September 26, 1997, Messrs. Serlin and Lerch entered into a settlement agreement with the Company whereby the Company agreed to pay Messrs. Serlin and Lerch $25,000 each, and granted each 400,000 stock options with an exercise price of $1.50. The Company is currently unable to comply with terms of the settlement agreement because the shares underlying the stock options have not yet been registered. This in ability has raised questions about the validity of the agreement and could result in consequential damages assessed against the Company. At this time, management is unable to estimate the likelihood or amount of any such damages.

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

  Roger and Bonnie Remillard v. U.S. Digital Communications, Inc. f/k/a Viscorp
  -----------------------------------------------------------------------------
and Corporate Stock Transfer, Inc.  On or about June 1, 1998, Roger and Bonnie
---------------------------------
Remillard filed a complaint in the United States District Court, District of Colorado, Case No. 98-WY-1217-CH, alleging that the Company failed to remove restrictive legends from the Remillards' shares in the Company, in violation of Nevada Revised Statute 104.8401. Pursuant to a settlement agreement, dated July 2, 1998, the Remillards retained 820,000 shares of the Company's Common Stock. Further, the Remillards retained 200,000 out of 288,000 stock options, which must be exercised before January 1, 1999. As of December 28, 1998 150,000 of those options have been exercised. The Company has placed the remaining 50,000 options in escrow pending resolution of a dispute over the ownership. These options may be exercised in the future. The Remillards are permitted to sell their shares pursuant to a tradeability schedule.

  James Goodnow v. Viscorp.  On February 9, 1998, James Goodnow filed a
  ------------------------
complaint in the Nevada County Superior Court, State of California, against the Company, alleging breach of contract, fraud, unfair business practices and money on open book account, based on the alleged breach of a software consulting agreement dated July 17, 1997. Mr. Goodnow sought damages in the amount of $20,219.40. In June 1998, the Company and Mr. Goodnow entered into a settlement agreement whereby the Company agreed to pay Mr. Goodnow $16,000, which was subsequently paid.

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

  Penwell Publishing v. Skysite.  On March 5, 1997, plaintiff filed a complaint
  -----------------------------
in the Tulsa County, Oklahoma District Court, Case Number CJ 9701105, alleging actions for open account and breach of contract resulting from the Company's alleged obligation to place certain advertisements in Penwell Publications. Plaintiff seeks damages of $36,217. In October 1998, the Company agreed to pay Penwell Publishing $10,000 and the case was dismissed.

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

                                             U.S. Digital Communications, Inc.



Date: February 3, 1999                       /s/ ROBERT J. WUSSLER
     ---------------------                   -----------------------------------
                                             Robert J. Wussler
                                             (President, Chief Executive Officer
                                             and Director (Principal Executive
                                             Officer))


Date: February 3, 1999                       /s/ EDWARD J. KOPF
     ---------------------                   -----------------------------------
                                             Edward J. Kopf
                                             (Executive Vice President and Chief
                                             Operating Officer (Principal
                                             Financial and Accounting Officer))