Form 10-Q/A
period 1997-03-31
U S DIGITAL COMMUNICATIONS INC
filed 1999-02-26
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

         -------------------------------------------------------------


                               ADMENDMENT NO. 1

                                 FORM 10--Q/A


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.
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

                 YES                      No      X
                     ------------            ------------

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 22,128,000 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF MARCH 31, 1997

PART I:  FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

                                       U.S. DIGITAL COMMUNICATIONS, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)


                                                      ASSETS


                                                       March 31, 1997                   December 31, 1996
                                                   ----------------------         ---------------------------
Current assets:
       Cash and cash equivalents                             $  1,510,314                        $      8,654
       Trade accounts receivable, net                                   -                                   -
       Inventory                                                    1,389                                   -
       Other receivable                                            20,000                              20,000
       Prepaid expenses                                            31,820                              30,478
                                                   ----------------------         ---------------------------
            Total current assets                                1,563,523                              59,132

       Investments                                                      -                                   -

       Property and equipment, net                                 86,289                              90,789

       Intangible assets, net                                      86,950                              86,628

       Other noncurrent assets                                      6,414                               5,753
                                                   ----------------------         ---------------------------

       Total assets                                          $  1,743,176                        $    242,302
                                                   ======================         ===========================

                                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
       Accounts payable and accrued expenses                      979,948                           1,572,011
       Deferred revenue                                                 -                                   -
       Dividends payable                                                -                                   -
       Stockholder loans                                          744,385                             624,386
       Accrued interest on stockholder loans                        9,841                              34,649
       Notes payable                                               13,527                             110,755
       Minimum royalty obligation                                 450,000                             450,000
       Due to former officers and stockholders                    203,522                             203,522
                                                   ----------------------         ---------------------------
          Total current liabilities                             2,401,223                           2,995,323

Notes payable (net of current portion)                             25,034                              29,865
                                                   ----------------------         ---------------------------

          Total liabilities                                     2,426,257                           3,025,188
                                                   ----------------------         ---------------------------

Commitments and contingencies

Stockholders' (deficit):
       Preferred stock -- $.01 par, 10,000,000
          shares authorized; 2,031,832
          outstanding at March 31, 1997                            20,318                                   -
       Common stock   $0.01 par, 50,000,000 shares
          authorized; 22,128,000 outstanding
          at March 31, 1997 and December 31, 1996                 221,280                             221,280
       Additional paid-in capital                              16,967,773                          15,096,123
       Common stock warrants                                    1,249,577                                   -
       Deferred compensation                                   (3,713,542)                         (3,713,542)
       Accumulated deficit                                    (15,428,486)                        (14,386,747)
                                                   ----------------------         ---------------------------

          Total stockholders' (deficit)                          (683,080)                         (2,782,886)
                                                   ----------------------         ---------------------------

          Total liabilities and
             stockholders' (deficit)                         $  1,743,177                        $    242,302

                                                   ======================         ===========================


See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                    ------------------------------------------
                                                                         1997                        1996
                                                                    ---------------             --------------
Sales:
      Equipment                                                                   -                          -
      Services                                                                    -                          -
                                                                    ---------------             --------------
         Total sales                                                              -                          -

Cost of goods sold                                                                -                          -
                                                                    ---------------             --------------
         Gross margin                                                             -                          -
                                                                    ---------------             --------------

Operating expenses:
      Research and develpoment                                                    -                    286,738
      Sales and marketing                                                         -                          -
      General and administrative                                            499,229                    494,950
      Stock option compensation                                              97,896                          -
                                                                    ---------------             --------------
         Total operating expenses                                           597,125                    781,688
                                                                    ---------------             --------------
Loss from operations                                                       (597,125)                  (781,688)
                                                                    ---------------             --------------
Other income (expense):
      Interest expense                                                      (28,465)                    (3,498)
      Interest and other income                                                   -                      1,638
                                                                    ---------------             --------------
         Total other income (expense), net                                  (28,465)                    (1,860)
                                                                    ---------------             --------------

Net loss                                                                   (625,590)                  (783,548)

Dividends on preferred stock                                               (416,149)                         -
                                                                    ---------------             --------------

Net loss available to common stockholders                           $    (1,041,739)            $     (783,548)
                                                                    ===============             ==============

Net loss per common share:
      Basic                                                         $         (0.05)            $        (0.04)

      Diluted                                                       $         (0.05)            $        (0.04)

      Weighted average shares of
        common stock outstanding                                         22,128,000                 21,221,333



See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                                   Preferred Stock              Common Stock
                                                      Series A                   Par Value
                                              -----------------------    ---------------------------

                                                 Shares       Amount        Shares          Amount
                                              -----------    --------    -------------     ----------
BALANCE, DECEMBER 31, 1996                              -     $     -       22,128,000      $221,280

Sale of Series A Preferred Shares and           2,031,832      20,318                -             -
 Warrants for cash
Stock issued in legal settlement                        -           -                -             -
Preferred dividends and beneficial conversion           -           -                -             -
 feature
Deferred compensation related to grant of               -           -                -             -
 stock options
Amortization of deferred compensation                   -           -                -             -
Other comprehensive income                              -           -                -             -
Stock issuance cost                                     -           -                -             -
Net Loss                                                -           -                -             -
                                                ---------    --------    -------------     ---------

BALANCE, MARCH 31, 1997                         2,031,832     $20,318     $ 22,128,000      $221,280
                                               ==========     =======     ============      =========






                                                   Treasury Stock                           Shares
                                              -----------------------      Deferred          to be
                                                 Shares        Cost      Compensation       Issued
                                              -----------    --------    ------------      ----------
BALANCE, DECEMBER 31, 1996                              -     $     -     $(3,713,542)      $      -

Sale of Series A Preferred Shares and                   -           -                -             -
 Warrants for cash
Stock issued in legal settlement                        -           -                -             -
Preferred dividends and beneficial conversion           -           -                -             -
 feature
Deferred compensation related to grant of               -           -          (97,896)            -
 stock options
Amortization of deferred compensation                   -           -           97,896             -
Other comprehensive income                              -           -                -             -
Stock issuance cost                                     -           -                -             -
Net Loss                                                -           -                -             -
                                                ---------    --------    -------------     ---------

BALANCE, MARCH 31, 1997                                 -     $     -     $(3,713,542)      $      -
                                                =========     =======     ===========       =========




                                                                                    Accumulated
                                               Additional           Common             Other
                                                 Paid-In            Stock          Comprehensive
                                                 Capital           Warrants        Income (Loss)
                                              -------------     --------------    --------------
BALANCE, DECEMBER 31, 1996                      $15,096,123      $           -      $          -

Sale of Series A Preferred Shares and             1,777,853          1,249,577                 -
 Warrants for cash
Stock issued in legal settlement                          -
Preferred dividends and beneficial conversion       352,404                  -                 -
 feature
Deferred compensation related to grant of            97,896                  -                 -
 stock options
Amortization of deferred compensation                                        -                 -
Other comprehensive income                                -                  -                 -
Stock issuance cost                                (356,503)                 -                 -
Net Loss                                                  -                  -                 -
                                              -------------     --------------    --------------

BALANCE, MARCH 31, 1997                         $16,967,773      $   1,249,577    $            -
                                              =============      =============    ==============





                                                                                       Total
                                              Stockholders'      Accumulated       Stockholders'
                                               Receivable          Deficit            Equity
                                              -------------     --------------     -------------
BALANCE, DECEMBER 31, 1996                      $         -       $(14,386,747)      $ (2,782,886)

Sale of Series A Preferred Shares and                     -                  -      $   3,047,748
 Warrants for cash
Stock issued in legal settlement                          -                  -      $           -
Preferred dividends and beneficial conversion             -           (416,149)     $     (63,745)
 feature
Deferred compensation related to grant of                 -                  -      $          -
 stock options
Amortization of deferred compensation                     -                  -      $      97,896
Other comprehensive income                                -                  -      $           -
Stock issuance cost                                       -                  -      $    (356,503)
Net Loss                                                  -           (625,590)     $    (625,590)
                                              -------------     --------------     --------------

BALANCE, MARCH 31, 1997                         $         -       $(15,428,486)     $    (683,080)
                                              =============     ==============      =============


     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      Three Months Ended March 31,
                                                                                          1997           1996
                                                                                      ------------   -------------
Cash flows from operating activities:
      Net loss                                                                        $ (625,590)     $  (783,548)
      Adjustments to reconcile net loss to net cash used in
      operating activities--
      Depreciation and amortization                                                         9,931          40,784
      Stock option compensation                                                            97,896               -
      Changes in assets and liabilities:
           Decrease in trade accounts receivable                                                -               -
           Decrease in other receivables                                                      130               -
           Decrease in inventory                                                                -               -
           Decrease (increase) in prepaid expenses                                         (3,294)       (462,300)
           (Increase) Decrease in other noncurrent assets                                  (5,982)              -
           (Decrease) increase in accounts payable and accrued expenses                  (659,327)        102,858
           Decrease in deferred revenue                                                         -               -
           Increase in accrued interest on stockholder loans                                9,841           3,498
                                                                                      -----------    ------------
               Total adjustments                                                         (550,805)       (315,160)
                                                                                      -----------    ------------
               Net cash used in operating activities                                   (1,176,395)     (1,098,708)
                                                                                      -----------    ------------
Cash flows from investing activities:
      Advances to stockholders                                                                  -         (24,598)
      Capital expenditures                                                                      -         (10,077)
                                                                                      -----------    ------------
               Net cash used in investing activities                                            -         (34,675)
                                                                                      -----------    ------------
Cash flows from financing activities:
      Borrowings from stockholders                                                         70,000               -
      Principal payments under notes payable                                               (2,060)              -
      Proceeds from issuance of common stock                                                    -         500,000
      Proceeds from issuance of preferred stock and warrants                            3,069,648               -
      Payment of dividends on preferred stock                                             (53,030)              -
      Payment of stock issuance costs                                                    (356,503)              -
      Repayment of stockholder borrowings                                                 (50,000)              -
                                                                                      -----------    ------------
               Net cash provided by financing activities                                2,678,055         500,000
                                                                                      -----------    ------------
Net change in cash and cash equivalents                                                 1,501,660        (633,383)
Cash and cash equivalents, beginning of period                                              8,654         739,930
                                                                                      -----------    ------------
Cash and cash equivalents, end of period                                              $ 1,510,314     $   106,547
                                                                                      ===========    ============
Supplemental disclosures of cash transactions:
      Cash paid for interest                                                          $         -     $         -
                                                                                      ===========    ============
Supplemental disclosures of non-cash transactions:
      Stock issues in satisfication of stockholder loan                               $         -     $         -
                                                                                      ===========    ============
      Unrealized loss on investments                                                  $         -     $         -
                                                                                      ===========    ============
      Beneficial conversion feature on preferred stock                                $   352,404     $         -
                                                                                      ===========    ============


See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

  The condensed consolidated balance sheets of U.S. Digital Communications, Inc. (the "Company") as of March 31, 1997 and December 31, 1996, and the related condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996, condensed consolidated statement of cash flows for the three month periods ended March 31, 1997 and 1996 and condensed consolidated statement of changes in stockholders' equity (deficit) for the three month period ended March 31, 1997 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

  Certain notes and other information have been condensed or omitted from these interim financial statements.

(2)    SUBSEQUENT EVENTS

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


General

  The Company filed a report on Form 10-Q for the first quarter of fiscal year 1997, due on May 15, 1997 on or about May 15, 1997. This report on Form 10-Q/A for the first quarter of fiscal year 1997 ("March 10-Q"), is being filed on or about February 26, 1999. The Company filed a report on Form 10-K for the fiscal year ending December 31, 1997 ("1997 10-K"), due on March 30, 1998, on October 7, 1998 and subsequently filed a report on Form 10-K/A for the fiscal year ending December 31, 1997 ("1997 10-K/A") on October 20, 1998. Both the 1997 10-K
and 1997 10-K/A contained financial statements and accompanying notes that had not been audited by an independent accountant. The Company filed a report on Form 10-K/A Amendment No. 2 for the fiscal year ending December 31, 1997 on December 31, 1998 which contained financial statements and accompanying notes that have been audited by an independent accountant. The Company filed a report on Form 10-Q for the first quarter of fiscal year 1998 ("March 10-Q"), due May 15, 1998, on or about November 19, 1998. The Company filed a report due on Form 10-Q for the second quarter of fiscal year 1998 ("June 10-Q"), due on August 14, 1998, on or about November 20, 1998. The Company filed a report on Form 10-Q for the third quarter of fiscal year 1998 on or about December 7, 1998. This filing does not necessarily address and should be read in conjunction with the more extensive information provided in the Company's 10-K/A Amendment No. 2 for fiscal year 1997 concerning that year and subsequent events in fiscal year 1998.

  The delays and, in the case of the 1997 10-K and 1997 10-K/A, absence of the required audit were associated with substantial changes in the Company's management and operations. In the first half of 1997, the Company discontinued its principal business activity the development of the Universal Internet Television Interface and Electronic Device technologies and acquired Skysite Communications Corporation, Inc. The Company filed a report on Form 10-K for the year ended December 31, 1996 on May 15, 1997 that describes the discontinued development program. The Company filed a report on Form 8-K on July 2, 1997 that reported these changes in its operations and is filing a report on Form 8-K/A on or about February 26, 1999 that more fully reports on these changes. In July 1998, the Company created U.S Digital Satellite, Inc. ("Insat") to oversee its satellite communications operations and transferred the common stock of Skysite to Insat and incorporated Project 77 Corp. ("Project 77") as Insat's other wholly-owned subsidiary. As a result, the Company's business presently consists primarily of the operations of its wholly owned subsidiary that is engaged in the satellite based telecommunications business. During the Spring of 1998, the Company relocated its headquarters from Burbank, California to Chevy Chase, Maryland and replaced its two principal officers in order to more effectively pursue its new opportunities. As of the date of this report, the Company believes it has become current in meeting the filing requirements of the Securities Exchange Act of 1934 as the amendments required on its 1997 and 1998 reports on Form 10-Q and 8-K have been filed.

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


Risk Factors

  The Company has incurred significant operating losses in every fiscal period since inception. In August 1997, in connection with the acquisition of Skysite, the Company terminated its production of the UITI and ED technologies and concentrated its business on the global satellite communications market.
Skysite was incorporated in August 1995 and has only limited operating history. The Company is thus subject to the risks inherent in the establishment and growth of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that Skysite markets and an increasing number of market competitors and a continuing need for additional capital. The Company is filing a report on Form 8-K on the date of this filing that discusses the Company's immediate capital needs. For the year ended December 31, 1997, the Company's operating loss was $4,685,185. The Company has incurred substantial quarterly operating losses through the first three quarters of 1998 and expects a loss for the full year and possibly longer. The Company has discussed risk factors in its report on Form 10-K/A Amendment No. 2 for fiscal year 1997 filed on December 31, 1998.


Results Of Operations

Three Months Ended March 31,1997 Compared to three Months Ended March 31, 1996.

  The Company's primary activities were in transition in 1996 and 1997. The Company had continued pursuing the development of an electronic device capable of adding modem, video data and telephone features to an ordinary television receiver over a telephone line ("Initial Products") during 1996. But in early 1997, the Company concluded that these Initial Products would not produce adequate revenues or profits if brought to market. A new interim President was hired and specifically charged with developing a business plan that would utilize the Company's assets more effectively than would continuing with its original strategy. Our efforts in the first quarter of 1997 were largely devoted to that task.

  Research and development expenses were not incurred for the first quarter of 1997 as compared to an expense of $286,738 for the first quarter of fiscal 1996. This decrease was due to the termination of activity related to the Initial Products.

  General and administrative expense for the first quarter of 1997 was $499,229 as compared to $494,950 in the year earlier period. Savings in management travel expense were largely offset by increased compensation expense related to retaining the new President. The overall level of activity remains stable even as management shifted its focus from the Initial Products to seeking new areas of operations.

The Company granted stock options to various employees and other individuals during the first quarter of fiscal 1997. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $97,896. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

Liquidity and Capital Resources

  The Company ended fiscal 1996 with inadequate cash available to continue its regular business activities. In the absence of additional financing, it could not continue to operate.

  In December 1996, the Company entered into an agreement with a placement agent to raise equity financing solely from non-U.S. persons as defined in Regulation S promulgated by the U.S. Securities and Exchange Commission through a private offering of the Company's 8% cumulative convertible preferred stock ("Series A"), $0.01 par value per share. The Company offered a minimum of 2,000,000 and a maximum of 6,666,667 shares of the 8% preferred stock for consideration of between $3,000,000 and $10,000,000. The Series A preferred stock is nonvoting.

  The first offering period, according to the December 1996 offering memorandum, was to expire on June 30, 1997. However, the Company closed that offering in February 1997 after selling 2,031,832 shares of Series A Preferred Stock with 1,015,916 warrants for a total consideration of $3,047,748. Cash proceeds, net of placement fees and expenses, to the Company were $2,691,245. Funds used for operations during the first quarter were $1,176,395. The net loss for the quarter was $625,590. Additional funds were used to reduce accounts payable.
At March 31, 1997, the Company had available $1,510,315 in cash.   The Company
was not producing any revenue and had no immediate prospects of doing so; but the available cash was sufficient in the opinion of Management to continue productively the Company's efforts to identify acquisition candidates and to seek additional capital infusions.

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

  The Company has allocated the equity raised during the first quarter of 1997 between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company has allocated approximately $1,798,171 to the preferred stock and $1,249,577 to the warrants for the entire proceeds received under Series A through March 31, 1997.

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

  Each Series A preferred stockholder is entitled to receive quarterly dividends on the last day of March, June, September and December in an amount equal to 8% per annum of the stated value of the preferred stock. Dividends totaling $63,745 were paid in the first quarter of 1997.

  On the date of issuance of some of the Series A preferred stock, the purchase price of the shares was less than the quoted market price of the Company's common stock. Accordingly, the intrinsic value of this beneficial conversion feature is being accreted to preferred stock over the conversion rights period. Accretion of the beneficial conversion feature as of March 31, 1997 totaled $352,404 and is reflected as an increase in the carrying value of the preferred stock and a dividend charge against accumulated deficit.

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

  Under the terms of the placement agent agreement related to Series A, the placement agent is entitled to (1) a placement fee based on a percentage of capital raised, (2) options to purchase common stock of the Company and (3) 5% of the proceeds related to exercise of warrants issued with the Series A preferred shares. The total fees earned were $356,503 as of March 31, 1997. In accordance with the placement agent agreement, on March 6, 1997, the placement agent was granted 2,800,000 options to purchase common stock of the Company at $0.3125 per share. On December 12, 1997, these options were canceled and the Company granted the placement agent 2,800,000 new options, for which the placement agent could exchange each option for .85 share of the Company's stock upon registration. On December 12, 1997, the Company valued the new options to be $1,278,631. The Company has recognized the value of the new options and recorded this amount as of December 12, 1997 as stock issuance cost, which is reflected as a reduction of additional paid-in capital.

PART II -- OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

  William H. Buck v. Viscorp & Visual Information Services Corp.  On or about
  -------------------------------------------------------------
June 2, 1997, the Company filed a complaint against William H. Buck, the Company's former Chief Executive Officer and Director, in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 3390, entitled Viscorp and Visual Information Services Corp. v. William H. Buck,
               ----------------------------------------------------------------
alleging breach of fiduciary duty, breach of employment agreement, accounting as to severance agreement and conspiracy to defraud arising out of Mr. Buck's
conduct as Chief Executive Officer of the Company.   On June 23 1997, Mr. Buck
filed a complaint against Viscorp, et. al., in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 4480. Mr. Buck sought a declaratory judgment permitting him to sell 220,000 shares of Common Stock of the Company. On September 19, 1997, Mr. Buck filed a counterclaim against the Company, alleging partial rescission of his severance agreement, dated January 8, 1997, breach of severance agreement, rescission of lock-up agreement, breach of lock-up agreement and tortious interference with economic advantage. On November 12, 1997, Raquel Velasco filed a complaint against the Company, in the United States District Court, Northern District of Illinois, Eastern Division, Case Number 97-C-7897, entitled Raquel Velasco v. Viscorp
                                                  -------------------------
seeking $220,000 in damages and expenses from alleged rescission for breach of written severance agreement, or in the alternative, breach of severance agreement. On June 9, 1998, the Company filed a counterclaim against Ms. Velasco relating to her alleged employment agreement with the Company. The aforementioned matters were consolidated for purposes of discovery. On August 31, 1998, the Company entered into settlement agreements with Mr. Buck and Ms. Velasco. Pursuant to the Company's settlement agreement with Mr. Buck, Mr. Buck is permitted to sell 350,000 shares of the Company's common stock that he already owns, pursuant to a tradeability schedule. Mr. Buck returned all other shares to the Company for cancellation. Mr. Buck's stock options have been canceled. Pursuant to the Company's settlement agreement with Ms. Velasco, Ms. Velasco received 350,000 shares of the Company's common stock, formerly held by Mr. Buck, also subject to a tradeability schedule. Ms. Velasco has also been granted an option to purchase certain property from the Company, including the ED and UITI technologies, for $50,000, which she exercised in November 1998.

  Visual Information Service Corp. v. Interactive Video Publishing, Inc.  On
  ---------------------------------------------------------------------
July 25, 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California, San Jose Division, case number C 96-20593 RMW (EAI), against Interactive Video Publishing, Inc., David Serlin, Steve Owens and Kaori Kuwata ("Defendants") for injunctive relief and damages of approximately $7 million for misappropriation of trade secrets, conversion and breach of fiduciary duty. Defendants filed counterclaims for declaratory relief, intentional interference with economic advantage, breach of contract and unfair competition claiming damages yet to be determined. On November 20, 1996, David Serlin and Marvin Lerch filed suit against the Company and its former officer, Jerome Greenberg, in the United States District Court, Northern District of California, San Jose Division. The case is captioned Serlin v.
                                                                        ---
Visual Information Service Corp., case number C 96-21073. David Serlin and
-------------------------------
Marvin Lerch claimed damages in excess of $6.5 million in connection with the alleged breach of their employment contracts, alleging breach of employment contracts, breach of the implied covenant of good faith and fair dealing, fraud, deceit and negligent misrepresentation among several causes of action. On June 25, 1997, a settlement conference was held in Visual Information Service Corp v.
                                              ----------------------------------
Interactive Video Publishing, Inc. and Serlin v. Visual Information Service
---------------------------------     -------------------------------------
Corp. and a settlement was reached with all parties in both actions. On September 26, 1997, Messrs. Serlin and Lerch entered into a settlement agreement with the Company whereby the Company agreed to pay Messrs. Serlin and Lerch $25,000 each, and granted each 400,000 stock options with an exercise price of $1.50. The Company is currently unable to comply with terms of the settlement agreement because the shares underlying the stock options have not yet been registered. This in ability has raised questions about the validity of the agreement and could result in consequential damages assessed against the Company. The parties are attempting to reach a settlement of the issues outstanding. At this time, management is unable to estimate the likelihood or amount of any such damages.

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

  Cochran Ranch, ITG and Rubin Kitay v. U.S. Digital Communications Inc. and
  --------------------------------------------------------------------------
Larry Siegel.  In January 1998, plaintiffs, former shareholders of Skysite,
------------
filed a request for mediation and demand for arbitration with the American Arbitration Association in Los Angeles, California, case number 72 174 00098 98 GS, requesting mediation and arbitration in connection with the Company's alleged breach of the Agreement and Plan of Reorganization, dated June 20, 1997,
whereby the Company acquired Skysite.   Plaintiffs alleged that the Company
failed to issue shares in consideration of the acquisition. On May 28, 1998, plaintiffs and the Company settled this dispute pursuant to the amendment to agreement and plan of reorganization. See "Notes to Condensed Consolidated Financial Statements (Unaudited)-(2) Acquisition."

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

  Tom Soumas.  In a letter dated August 31, 1998, counsel for Tom Soumas made a
  ----------
demand on the Company in connection with the Company's acquisition of Skysite. On January 29, 1999, Tom Soumas filed a complaint against the Company and others in Los Angeles County Superior Court, case number BC204576, alleging breach of contract; fraud and deceit; negligent representation; specific performance; conversion; trespass; and seeking money damages and that the Company perform its obligations under the agreement to acquire Skysite by issuing and delivering to plaintiff shares and options to purchase shares of common stock of the Company. The Company is unable to express an opinion as to the outcome of this matter and the Company has made no independent investigation of potential claims, defense and counterclaims. The Company intends to vigorously defend itself against this action.

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

                                    U.S. Digital Communications, Inc.



Date: February  25, 1999            /s/ ROBERT J. WUSSLER
      ------------------            -----------------------------------
                                    Robert J. Wussler
                                    (President, Chief Executive Officer
                                    and Director (Principal Executive
                                    Officer))


Date: February 25, 1999             /s/ EDWARD J. KOPF
      -----------------             -----------------------------------
                                    Edward J. Kopf
                                    (Executive Vice President and Chief
                                    Operating Officer
                                    (Principal Financial and Accounting
                                    Officer))