Form 10-Q/A
period 1997-09-30
U S DIGITAL COMMUNICATIONS INC
filed 1999-02-26
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

     -------------------------------------------------------------------


                               ADMENDMENT NO. 1

                                 FORM 10--Q/A


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.
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

                                   YES                  No     X
                                      ----------          ----------

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 16,395,800 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF SEPTEMBER 30, 1997

PART I:     FINANCIAL INFORMATION

ITEM I:     FINANCIAL STATEMENTS


                       U.S. DIGITAL COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                        ASSETS

                                                                        September 30,               December 31,
                                                                            1997                        1996
                                                                   ---------------------      -----------------------
Current assets:
     Cash and cash equivalents                                     $              47,623      $                 8,654
     Trade accounts receivable, net                                              169,257                            -
     Inventory                                                                   227,843                            -
     Other receivable                                                             75,000                       20,000
     Shareholder receivables                                                       5,400                            -
     Prepaid expenses                                                             53,962                       30,478
                                                                   ---------------------      -----------------------
             Total current assets                                                579,085                       59,132

     Investments                                                                  34,450                            -

     Property and equipment, net                                                 135,069                       90,789

     Intangible assets, net                                                    1,033,898                       86,628

     Other noncurrent assets                                                      31,684                        5,753
                                                                   ---------------------      -----------------------

     Total assets                                                  $           1,814,186      $               242,302
                                                                   =====================      =======================

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                     1,791,340                    1,572,011
     Deferred revenue                                                            157,329                            -
     Dividends payable                                                            67,966                            -
     Stockholder loans                                                           644,385                      624,386
     Accrued interest on stockholder loans                                        29,523                       34,649
     Notes payable                                                               113,527                      110,755
     Minimum royalty obligation                                                  450,000                      450,000
     Due to former officers and stockholders                                     469,522                      203,522
                                                                   ---------------------      -----------------------
     Total current liabilities                                                 3,723,592                    2,995,323

Notes payable (net of current portion)                                            19,669                       29,865
                                                                   ---------------------      -----------------------

     Total liabilities                                                         3,743,261                    3,025,188
                                                                   ---------------------      -----------------------

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock -- $0.01 par, 10,000,000 shares authorized;
       2,031,832 issued and outstanding at September 30, 1997                     20,318                            -
     Common stock -- $0.01 par, 50,000,000 shares authorized;
       22,298,000 issued and 16,395,800 outstanding at
       September 30, 1997; 22,128,000 issued and outstanding at
       December 31, 1996                                                         222,980                      221,280
     Additional paid-in capital                                               15,021,617                   15,096,123
     Common stock warrants                                                     1,249,577                            -
     Accumulated other comprehensive loss                                         (6,500)                           -
     Treasury stock (5,902,200 shares of common stock, at cost)                      (10)                           -
     Deferred compensation                                                             -                   (3,713,542)
     Shares to be issued (including additional paid in capital)                  389,583                            -
     Stockholders' receivable                                                   (200,000)                           -
     Accumulated deficit                                                     (18,626,640)                 (14,386,747)
                                                                   ---------------------      -----------------------

             Total stockholders' equity (deficit)                               (1,929,075)                  (2,782,886)
                                                                   ---------------------      -----------------------

             Total liabilities and stockholders' equity
               (deficit)                                           $           1,814,186      $               242,302
                                                                   =====================      =======================


     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                    ------------------------------------    ------------------------------------
                                          1997               1996                 1997               1996
                                    ---------------    -----------------    ---------------    -----------------
Sales:
   Equipment                        $        95,702    $               -    $        95,702    $               -
   Services                                  46,983                    -             46,983                    -
                                     --------------    -----------------    ---------------    -----------------
     Total sales                           142,685                     -            142,685                    -

Cost of goods sold                          127,102                    -            127,102                    -
                                     --------------    -----------------    ---------------    -----------------
     Gross margin                            15,583                    -             15,583                    -
                                     --------------    -----------------    ---------------    -----------------

Operating expenses:
    Sales and marketing                     39,414                    -             39,414                    -

    General and administrative              572,442            1,173,591          1,846,004            3,265,139

    Stock option compensation               395,832                    -          1,052,573                    -

                                     --------------    -----------------    ---------------    -----------------
       Total operating expenses           1,007,688            1,173,591          2,937,991            3,265,139
                                     --------------    -----------------    ---------------    -----------------
Loss from operations                       (992,105)          (1,173,591)        (2,922,408)          (3,265,139)
                                     --------------    -----------------    ---------------    -----------------

Other income (expense):
    Interest expense                        (39,897)             (11,124)          (107,822)             (17,126)
    Interest and other income                 5,339                  841             21,413                6,321
    Income (loss) on repayment
     of debt                                      -                    -                  -                    -
    Loss on investments                           -                    -             (9,050)                   -

                                     --------------    -----------------    ---------------    -----------------
        Total income
         (expense), net                     (34,558)             (10,283)           (95,459)             (10,805)
                                     --------------    -----------------    ---------------    -----------------

Net loss                                 (1,026,663)          (1,183,874)        (3,017,867)          (3,275,944)

Dividends on preferred stock               (416,149)                   -         (1,248,447)                   -
                                     --------------    -----------------    ---------------    -----------------

Net loss available to common
 stockholders                        $   (1,442,812)   $      (1,183,874)   $    (4,266,314)   $      (3,275,944)
                                     ==============    =================    ===============    =================

Net loss per common share:
             Basic                   $        (0.07)    $          (0.05)   $         (0.19)   $           (0.15)

             Diluted                 $        (0.07)    $          (0.05)   $         (0.19)   $           (0.15)

             Weighted average
               sharesof common
               stock outstanding         21,904,079           22,128,000         22,097,082           21,841,571




     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                   Preferred Stock              Common Stock
                                                      Series A                   Par Value
                                              -----------------------    ---------------------------

                                                 Shares       Amount        Shares          Amount
                                              -----------    --------    -------------     ----------
BALANCE, DECEMBER 31, 1996                              -     $     -       22,128,000      $221,280

Sale of Series A Preferred Shares and           2,031,832      20,318                -             -
 Warrants for cash
Sale of Common Stock                                    -           -          170,000         1,700
Repurchase of Common Stock                              -           -                -             -
Cancellation of options                                 -           -                -             -
Stock issued in legal settlement                        -           -                -             -
Preferred dividends and beneficial conversion           -           -                -             -
 feature
Deferred compensation related to grant of               -           -                -             -
 stock options
Amortization of deferred compensation                   -           -                -             -
Other comprehensive income                              -           -                -             -
Shareholders' receivable                                -           -                -             -
Shares to be issued (including additional-
 paid-in capital)                                       -           -                -             -
Stock issuance cost                                     -           -                -             -
Net Loss                                                -           -                -             -
                                                ---------    --------    -------------     ---------

BALANCE, SEPTEMBER 30, 1997                     2,031,832     $20,318     $ 22,298,000      $222,980
                                               ==========     =======     ============      =========


                                                                          Accumulated
                                               Additional     Common         Other
                                                Paid-In        Stock      Comprehensive
                                                Capital      Warrants     Income (Loss)
                                              -----------    --------    -------------
BALANCE, DECEMBER 31, 1996                    $15,096,123   $     -       $          -

Sale of Series A Preferred Shares and           1,777,853    1,249,577               -
 Warrants for cash
Sale of Common Stock                              107,900
Repurchase of Common Stock                              -
Cancellation of options                        (3,320,833)
Stock issued in legal settlement                        -
Preferred dividends and beneficial conversion   1,057,212          -                 -
 feature
Deferred compensation related to grant of         659,864          -                 -
 stock options
Amortization of deferred compensation                   -          -                 -
Other comprehensive income                              -          -            (6,500)
Shareholders' receivable
Shares to be issued (including additional-              -          -                 -
 paid-in capital)
Stock issuance cost                              (356,503)
Net Loss                                                -          -                 -
                                              -----------   ----------    -------------
BALANCE, SEPTEMBER 30, 1997                   $15,021,616   $1,249,577    $     (6,500)
                                              ===========   ==========    =============



                                                   Treasury Stock                           Shares
                                              -----------------------      Deferred          to be
                                                 Shares        Cost      Compensation       Issued
                                              -----------    --------    ------------      ----------
BALANCE, DECEMBER 31, 1996                              -     $     -     $(3,713,542)      $      -

Sale of Series A Preferred Shares and                   -           -                -             -
 Warrants for cash
Sael of Common Stock                                    -           -                -             -
Repurchase of Common Stock                     (5,902,200)        (10)               -             -
Cancellation of options                                 -           -                -             -
Stock issued in legal settlement                        -           -                -             -
Preferred dividends and beneficial conversion           -           -                -             -
 feature
Deferred compensation related to grant of               -           -         (659,864)            -
 stock options
Amortization of deferred compensation                   -           -        1,052,573             -
Other comprehensive income                              -           -                -             -
Shareholders' receivable                                -           -                -             -
Shares to be issued (including additional-              -           -                -       389,583
 paid-in capital)
Stock issuance cost                                     -           -                -             -
Net Loss                                                -           -                -             -
                                               ----------    --------     ------------     ----------

BALANCE, SEPTEMBER 30, 1997                    (5,902,200)    $   (10)    $          -     $  389,583
                                               ==========    ========     ============     ==========



                                                                                Total
                                              Stockholders'  Accumulated    Stockholders'
                                               Receivable      Decifit         Equity
                                              -----------   -------------  -------------
BALANCE, DECEMBER 31, 1996                    $         -   $(14,386,747)  $(2,782,886)

Sale of Series A Preferred Shares and                   -              -     3,047,748
 Warrants for cash
Sale of Common Stock                                    -              -       109,600
Repurchase of Common Stock                              -              -           (10)
Cancellation of options                                 -              -             -
Stock issued in legal settlement                        -              -             -
Preferred dividends and beneficial conversion           -     (1,248,447)     (191,235)
 feature
Deferred compensation related to grant of               -              -             -
 stock options
Amortization of deferred compensation                   -              -     1,052,573
Other comprehensive income                              -              -        (6,500)
Shareholders' receivable                         (200,000)             -      (200,000)
Shares to be issued (including additional-              -              -       389,583
 paid-in capital)
Stock issuance cost                                     -              -      (356,503)
Net Loss                                                -     (2,901,357)   (2,901,357)
                                              -----------   -------------  -------------
BALANCE, SEPTEMBER 30, 1997                   $  (200,000)  $(18,536,551) $ (1,838,987)
                                              ===========   ============= =============


     See accompanying notes to condensed consolidated financial statements

                                   U.S. DIGITAL COMMUNICATIONS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                               1997
                                                                                       -------------------
Cash flows from operating activities:
       Net loss                                                                        $        (3,017,867)
                                                                                       -------------------

       Adjustments to reconcile net loss to net cash
        used in operating activities--
       Depreciation and amortization                                                               123,405
       Stock option compensation                                                                 1,052,573
       Loss on investment                                                                            9,050
       Loss on repayment of debt                                                                         -
       Loss on settlement of litigation/claims                                                           -
       Changes in assets and liabilities:
          Decrease in trade accounts receivable, net                                               (21,446)
          Decrease in inventory                                                                    (76,526)
          Decrease (increase) in prepaid expenses                                                  (25,436)
          (Increase) Decrease in other noncurrent
            assets                                                                                 (27,052)
          (Decrease) increase in accounts payable and
            accrued expenses                                                                      (577,865)
          Decrease in deferred revenue                                                             (20,338)
          Increase in accrued interest on stockholder loans                                         29,523
          Increase in in due to former officers and
            stockholder                                                                            266,000
                                                                                       -------------------

                 Total adjustments                                                                 731,888
                                                                                       -------------------

                 Net cash used in operating activities                                          (2,285,979)
                                                                                       -------------------

Cash flows from investing activities:
       Advances to non-affiliates                                                                        -
       Purchase of investments                                                                    (125,000)
       Advances to Skysite prior to acquisition                                                   (198,481)
       Capital expenditures                                                                        (63,396)
                                                                                       -------------------

                 Net cash used in investing activities                                            (386,877)
                                                                                       -------------------

Cash flows from financing activities:
       Borrowings from stockholders                                                                170,000
       Principal payments under notes payable                                                       (7,425)
       Proceeds from issuance of preferred stock
         and warrants                                                                            3,069,648
       Proceeds from issuance of common stock                                                          100
       Purchase of treasury stock                                                                      (10)
       Payment of dividends on preferred stock                                                    (113,985)
       Payment of stock issuance costs                                                            (356,503)
       Repayment of stockholder borrowings                                                         (50,000)
                                                                                       -------------------

                 Net cash provided by financing activities                                       2,711,825
                                                                                       -------------------
Net change in cash and cash equivalents                                                             38,969
Cash and cash equivalents, beginning of period                                                       8,654
                                                                                       -------------------
Cash and cash equivalents, end of period                                               $            47,623
                                                                                       ===================
Supplemental disclosures of cash transactions:
       Cash paid for interest                                                          $            27,641
                                                                                       ===================
Supplemental disclosures of non-cash transactions:
       Common stock issues in satisfication of
       stockholder loan                                                                $                 -
                                                                                       ===================
       Cancelation of stock and shareholders'
       loans in settlement                                                             $                 -
                                                                                       ===================
       Common stock and warrants issued as consideration
       for placement fees                                                              $                 -
                                                                                       ===================
       Unrealized loss on investment                                                   $                 -
                                                                                       ===================
       Beneficial conversion feature on preferred stock                                $         1,057,212
                                                                                       ===================

     See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

  The condensed consolidated balance sheets of U.S. Digital Communications, Inc. (the "Company") as of September 30, 1997 and December 31, 1996, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, condensed consolidated statement of cash flows for the nine month period ended September 30, 1997 and condensed consolidated statement of changes in stockholders' equity (deficit) for the nine month period ended September 30, 1997 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

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

  Also in August of 1998, the Company entered into a take or pay minute of use commitment for three million minutes with Iridium North America ("INA"). The minutes must be takeover or paid within the fifteen months following the commercial launch of the Iridium system.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

  The Company filed a report on Form 10-Q for the third quarter of fiscal year 1997, due on November 14, 1997 on or about November 14, 1997. This report on Form 10-Q/A for the third quarter of fiscal year 1997 ("September 10-Q"), is being filed on or about February 26, 1999. The Company filed a report on Form 10-K for the fiscal year ending December 31, 1997 ("1997 10-K"), due on March 30, 1998, on October 7, 1998 and subsequently filed a report on Form 10-K/A for the fiscal year ending December 31, 1997 ("1997 10-K/A") on October 20, 1998. Both the 1997 10-K and 1997 10-K/A contained financial statements and accompanying notes that had not been audited by an independent accountant. The Company filed a report on Form 10-K/A Amendment No. 2 ("1997 10-K/A No. 2") for the fiscal year ending December 31, 1997 on December 31, 1998 which contained financial statements and accompanying notes that have been audited by an independent accountant. The Company filed a report on Form 10-Q for the first quarter of fiscal year 1998 ("March 10-Q"), due May 15, 1998, on or about November 19, 1998 and subsequently filed a report on Form 10-Q/A for the first quarter of fiscal year 1998 on January 14, 1999. The Company filed a report due on Form 10-Q for the second quarter of fiscal year 1998 ("June 10-Q"), due on August 14, 1998, on or about November 20, 1998 and subsequently filed a report on Form 10-Q/A for the second quarter of fiscal year 1998 on January 14, 1999. The Company filed a report on Form 10-Q for the third quarter of fiscal year 1998 on or about December 7, 1998. This filing does not necessarily address and should be read in conjunction with the more extensive information provided in the Company's 1997 10-K/A No. 2 for fiscal year 1997 concerning that year and subsequent events in fiscal year 1998.

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

  In August 1998, the Company and Mr. Greenberg agreed to a restructuring of the Company's debt of approximately $1,028,457 to the shareholder. The parties agreed that the Company would pay $750,000 in cash per a payment schedule and issue 200,000 shares of the Company's common stock. An initial payment of $250,000 was made in September 1998.

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


Results Of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

  Sales were $142,685 in the third quarter of 1997 as compared to no sales in the comparable prior year period. These sales reflect approximately one month of revenue from the company's subsidiary Skysite Communications, Inc.

  Cost of goods sold was $127,102 in the third quarter of 1997 or 89.1% of sales.

  Sales and marketing expense was $39,414 in the third quarter of 1997 as compared to no such expense in the comparable prior year period. These expenses reflect approximately one month of such expense from the company's subsidiary Skysite Communications, Inc.

  General and administrative expense was $572,442 in the third quarter of 1997 as compared to $1,173,591 in the comparable prior year period. This reduction of $601,149 is due to the overall reduction in the number of employees, the discontinuation of the development of the ED and UITI devices as well as a tightened travel policy begun by management. General and administrative expense attributable to Skysite is included for only one month in the 1997 period.

  The Company granted stock options to various employees and other individuals during the third quarter of fiscal 1997. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $395,832. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

Nine months Ended September 30, 1997 Compared to Nine months Ended September 30, 1996.

  Sales were $142,685 in the first three quarters of 1997 as compared to no sales in the comparable prior year period. These sales reflect approximately one month of revenue from the company's subsidiary Skysite Communications, Inc.

  Cost of goods sold was $127,102 in the first three quarters of 1997 or 89.1% of sales.

  Sales and marketing expense was $39,414 in the first three quarters of 1997 as compared to no such expense in the comparable prior year period. These expenses reflect approximately one month of such expense from the company's subsidiary Skysite Communications, Inc.

  General and administrative expense was $1,846,004 in the first three quarters of 1997 as compared to $3,265,139 in the comparable prior year period. This reduction of $1,419,133 is due to the overall reduction in the number of employees, the discontinuation of the development of the ED and UITI devices as well as a tightened travel policy begun by management. General and administrative expense attributable to Skysite is included for only one month in the 1997 period.

  The Company granted stock options to various employees and other individuals during the first three quarters of fiscal 1997. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $1,052,573. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

Liquidity and Capital Resources

  The Company began the third quarter of 1997 with $436,154 in cash. At September 31, 1997, its cash available was $47,623. Cash used for operations was $455,988. This requirement would have been greater if the Company had not experienced an increase of $202,819 in its accounts payable and accrued expenses. The Company was able to maintain a positive cash balance only by obtaining a loan for $100,000.

  Without additional financing, the Company would be unable to continue its operations. Management has been seeking additional sources of debt and equity financing. In August, 1997, the Company entered into an agreement with a placement agent to raise equity financing solely from non-U.S. persons as defined in Regulation S promulgated by the U.S. Securities and Exchange Commission through a second private offering of the Company's 8% cumulative convertible preferred stock ("Series A"), $0.01 par value per share. The Company offered a minimum of 300,000 and a maximum of 5,066,666 shares of the 8% preferred stock for consideration of between $450,000 and $7,599,999. The
Series A preferred stock is nonvoting. The Company had received subscriptions for 60,000 shares prior to September 30, 1997. However the funds from these intended purchasers remained in escrow and might never be available to the Company in the event that the minimum subscription requirement is not met.
There can be no assurance that the offering will produce any funds.

  For the first nine months of 1997, the Company used $2,285,979 in cash in its operations. The Company will continue to require additional capital at least until it can substantially increase its revenues. In the absence of improved sales, even if sufficient funds can be obtained to continue operations, the Company can be expected to continue in its pattern of the first nine months of 1997 requiring at least $500,000 to $750,000 in financing quarterly. There is no assurance that such funds would be available and that the Company will continue to operate.

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

     U.S. Digital Communications, Inc.



Date: February 25, 1999                    /s/ ROBERT J. WUSSLER
      -----------------                    ------------------------------------
      Robert J. Wussler                    (President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer))


Date: February 25, 1999                    /s/ EDWARD J. KOPF
      -----------------                    ------------------------------------
      Edward J. Kopf                       (Executive Vice President and Chief
                                           Operating Officer (Principal
                                           Financial and Accounting Officer))