Form 10-K
period 1998-12-31
U S DIGITAL COMMUNICATIONS INC
filed 1999-03-31
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998

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
Yes           X              No
     -------------------       -------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 1, 1999 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $35,389,340 based on the average of the bid and asked prices. As of March 1, 1999, the number of shares outstanding of the registrant's class of common stock was 18,265,466.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     p. 1

                                    PART I

ITEM 1.   BUSINESS

     Unless the context otherwise requires, all references to the "Company" or "we" herein refer to U.S. Digital Communications, Inc. ("U.S. Digital") and its wholly-owned subsidiary, International Satellite Group, Inc. ("Insat"), and Insat's two wholly-owned subsidiaries, Skysite Communications Corp. ("Skysite") and Project 77 Corp. ("Project 77"). On October 24, 1997, U.S. Digital changed its name from Viscorp. During January 1999, Insat changed its name from U.S. Digital Satellite, Inc.

BACKGROUND

     U.S. Digital Communications, Inc. is a telecommunications company based in Chevy Chase, Maryland. The Company is primarily a global satellite communications firm that specializes in corporate applications. Specifically, we are a provider of satellite telephone subscriber equipment and services.

     Visual Information Services Corp., a predecessor to the Company, was originally incorporated in Illinois in May 1990, and was founded to develop an electronic device capable of adding modem, video data and telephone features to an ordinary television receiver over a telephone line. On November 28, 1995, shareholders of Visual Information Services Corp. acquired outstanding shares of Global Telephone and Communications, Inc., a Nevada corporation ("GTCI"), in exchange for their shares of Visual Information Services Corp. (the "Transaction"). GTCI was incorporated in May 1984 to provide consulting services for the public and private sectors. To our knowledge, GTCI never operated as a consultant nor carried on any type of business at any time prior to the Transaction. The Transaction was consummated because the common stock of GTCI traded on the Nasdaq Bulletin Board, and thus, the Transaction provided us with an entity with an existing public presence. Pursuant to the Transaction, each share of Common Stock of Visual Information Services Corp. was exchanged for four shares of common stock of GTCI. Following the Transaction, GTCI changed its name to Viscorp.

     Between November 1995 and August 1997, we developed two products: the Universal Internet Television Interface Device ("UITI") and the Electronic Device ("ED")(together, the "Initial Products"). UITI is a technology designed to give the home television viewer access to the Internet, World Wide Web and other on-line services. ED is a device which, in addition to on-line services, was designed to feature such capabilities as telephone reception and dial-up, facsimile, pay-per-view options and electronic mail. We decided in 1997 not to take any further steps to develop this technology or to market these products, based on our determination that the market for these technologies would be inadequate.

     In May 1997, we became involved in operating Skysite Communications Corporation. Skysite was initially created to market a new satellite-based telecommunications system called Mobilesat, or MSAT (MSAT is a trademark term used as an abbreviation by the American Mobile Satellite Corporation in the United States). In June 1997, we entered into an Agreement and Plan of Reorganization providing for the acquisition of 100% of the outstanding shares of common stock of Skysite in exchange for securities and warrants of the Company. The stock of Skysite was transferred to the Company on August 26, 1997. Subsequent to the acquisition, disputes arose relating to the sale. See "Legal Proceedings."

                                     p. 2

     On October 24, 1997, the Company changed its name from Viscorp to U.S. Digital Communications, Inc. In July 1998, we created Insat to oversee our satellite communications operations and transferred the common stock of Skysite to Insat and incorporated Project 77 as Insat's other wholly-owned subsidiary.


GENERAL

     In addition to our corporate offices in Chevy Chase, Maryland, we have operations in Burbank, California, and Washington, D.C. Through Insat, we market satellite and wireless digital communications equipment and services. Skysite operates as a marketer of satellite telephone products and services and Project 77 specializes in Iridium satellite personal communications technology. Through our subsidiaries, we work closely with satellite telephone manufacturers and systems operators to provide solutions to communications needs of international business travelers and companies with global, emergency and/or remote operations.

     While the Company has developed a revenue stream from satellite telephone customers over the past two years, it is still in the early stages of development and has not been profitable. The satellite telephony industry is still in its infancy and the eventual profitability of the Company will be dependent on the acceptance of the new communications technologies it will provide. See "Risk Factors-- Dependence on Key Telephone Suppliers."

     Domestically, we are exploring opportunities to acquire companies with existing corporate and customer bases within our niche markets, which include the media, government, oil exploration, transportation and disaster recovery.
We also seek to increase our global presence through the acquisition of suitable companies located in other major markets outside of the United States. On April 8, 1998, we entered into a non-binding memorandum of understanding with Eurotelecom Communications, Inc., a Delaware corporation ("Eurotelecom"), to purchase all of the issued and outstanding shares of Eurotelecom in exchange for approximately 1.7 million shares of the Company's common stock. As a part of that agreement, we agreed to provide up to $1.0 million to Eurotelecom for operating expenditures. Eurotelecom owns 100% of Eurotelecom Corporation

                                     p. 3

Limited, incorporated in England and Wales, which, in turn, owns 100% of the stock of Eurotelecom Secure Networks Limited, also incorporated in England and Wales. The memorandum of understanding also provided for employment agreements with key employees which were to include shares of the Company's common stock as part of the compensation terms. A condition to the closing was the acquisition by Eurotelecom of Optilan (UK) Limited, Easy-IP Limited and Intelligent Networks, Limited, all incorporated in England and Wales. It was also the parties' intention that Eurotelecom be represented on our Board of Directors.
In May 1998 and in August 1998, we loaned $260,000 and $250,000, respectively, for a total of $510,000, to Eurotelecom for operating expenses.

     On August 4, 1998, we terminated the memorandum of understanding with Eurotelecom due to a change in the proposed structure of the acquisitions. We continued negotiating with EuroTelecom Corporation Limited, the wholly-owned subsidiary of Eurotelecom, to purchase all of the issued and outstanding shares of Eurotelecom Secure Networks Limited, Optilan Limited, Easy IP Limited and Intelligent Networks Limited. However, such negotiations stalled. In December 1998, we resumed discussions regarding an acquisition transaction with Eurotelecom. We agreed to extend the term of our outstanding loans to Eurotelecom during the negotiations. The negotiations are not now active and Eurotelecom repaid $100,000 of its outstanding debt to the Company during February 1999.

                                     p. 4

                                 RISK FACTORS


The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases, and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. Forward-looking statements can be identified by the use of words such as "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and the negatives thereof and similar expressions. In connection with this "safe harbor," we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements. You should carefully consider the risk factors set forth below, as well as other information appearing in this or other filings we make with the Commission, before purchasing any of our securities.


Early Stages of Development

We are in the early stages of development. We have had only a limited operating history and have sold only a limited quantity of our products to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that we market and an increasing number of market competitors.

     Since our entry into the satellite-based telecommunication industry in May 1997, we have been engaged primarily in:

     raising funds; working with satellite telephone manufacturers on product development;

     working with satellite system providers on service and product development;

     recruiting management and technical personnel; and

     marketing and sales activities related to our products and services.

     The establishment of a new business in the evolving satellite-based telecommunications industry is very risky. It is likely that further risks will be encountered as the industry shifts from the development to the commercialization of new products and services based on innovative technology. There can be no assurance that we will be able to generate revenues or achieve profitable operations given these factors.

     During parts of 1997 and 1998, the Company did not file certain periodic reports as required by the rules and regulations promulgated by the Commission and did not reply to comments from the Commission's staff regarding the filings that it did make. Beginning with 1998, the Company commenced an effort to become compliant with the Commission's periodic reporting and accounting requirements. The Company believes that it is now in compliance with the Commission's periodic reporting requirements.

                                     p. 5

History of Operating Losses; Future Capital Needs

     The Company is in the early stages of development and has incurred significant operating losses in every fiscal period since inception. In August 1997, in connection with the acquisition of Skysite, we terminated our prior production and development of our Initial Products and concentrated our efforts on the development of a new business in the global satellite communications market. Thus, we are subject to the risks inherent in the establishment and growth of a new business enterprise. For the years ended December 31, 1998, and December 31, 1997, the Company's net losses were $7,265,156 and $4,685,185, respectively. The Company does not believe comparison with periods prior to 1997 is meaningful. The Company has incurred substantial quarterly operating losses for the full fiscal year of 1998 and expects losses for at least the first two quarters of 1999 and possibly longer.

     In order to become profitable, the Company must successfully market and sell satellite telephone products and services at volumes substantially above current levels, sell evolving products for new and existing markets, increase gross margins through higher sales volumes, expand its distribution capability and manage its operating expenses. The Company has not yet achieved these objectives to any significant degree. There can be no assurance that the Company will ever achieve those objectives or profitability. At present, the Company is dependent on external financing to fund its operations. The Company's actual working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the cost of increasing the Company's sales and marketing activities, the status of competitive products, the availability of financing sources and the prevailing conditions in the financial markets, none of which can be predicted with certainty. As a result, there is no assurance that the Company will be able to obtain adequate financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. The inability to obtain such financing would have a material adverse effect on the Company's business, financial condition and results of operations. The Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to shareholders. For the years ended December 31, 1998, and December 31, 1997, the Company raised $8,184,900 and $4,306,944 in proceeds (prior to stock issuance costs)of preferred convertible equity offerings. See "--Significant Dilutive Effects of Shares Eligible for Future Sale on Market Price of Common Stock," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Financial Statements.

Competition

     The wireless communications industry is highly competitive and is characterized by frequent technological innovation. The principle bases of competition within the industry are price, products and services. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than ours and which provide, or plan to provide, a wider range of services. In response to competitive pressure from these and other future competitors, we may have to lower our selling prices or alter our services, which could have a material adverse effect on the financial position
of the Company.   The Company's products and services compete with a number of other communications services, including:

     existing satellite services;

     terrestrial air-to-ground services;

                                   p. 6
     terrestrial land-mobile and fixed services, and

     any new communications services developed in the future utilizing new technologies.

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

Rapid Technological Change; Dependence on Product Development

     The market for satellite telephone products is characterized by rapidly changing technology, frequent new product introductions and other changes. Accordingly, our success will be substantially dependent on a number of factors, including our ability to identify emerging standards in the satellite telephone markets, to differentiate the products we sell from those of our competitors, and to bring those products to market quickly. Given the emerging nature of the satellite telephone market, there can be no assurance that the products we sell or technology and services we provide will not be rendered obsolete by alternative technologies. Furthermore, short product life cycles expose our products to the risk of obsolescence and require frequent new product introductions. The satellite telephone market is extremely competitive and is characterized by rapidly advancing technology, frequent changes in user
preferences and frequent product introductions.   The Company is largely
dependent on products and satellite airtime provided by third parties. Our future success will depend in large part on our ability, and the ability of our product suppliers, to keep pace with advances in technologies for the satellite telephone market. In order to compete we, in conjunction with our vendors, must have the ability to, among other things:

     complete development and introduce to the marketplace in a timely and cost-competitive manner new products and technology;

     continually enhance and improve our current products, services and technology; and

     successfully develop and market new products, services and technology.

     There can be no assurance that we or our vendors will be able to identify, market or support such products successfully or that we will be able to respond effectively to technological changes or product announcements by competitors. The Company is unable to predict with certainty which of the many possible future products and services will meet evolving industry standards and consumer demands. Delays in response by the Company or its vendors could have a material adverse effect on our business, financial condition and results of operations.

     Our products are subject to all of the risks inherent in the development of new technology and products including the following risks:

     unanticipated delays;

     expenses;

     technical problems or difficulties; and

     possible insufficiency of funding to complete development.

                                     p. 7

     There is no assurance as to when, or whether, we or our vendors can successfully complete or implement such developments. Further, there is no assurance that we or our vendors can develop products in commercially salable form within projected development or implementation schedules. There is no assurance that we or our vendors will be able to complete such development or implementation in a timely manner, or at all.

Enforceability of Patents and Similar Rights; Possible Issuance of Patents to Competitors; Trade Secrets

     We believe that the products we market and sell do not infringe the patents or other proprietary rights of third parties. Further, we are not aware of any patents held by our competitors that will prevent, limit or otherwise interfere with our ability to make and sell our products. However, it is possible that competitors may have applied for, or may in the future apply for and obtain, patents which have an adverse impact on our ability to make and sell our products. In addition, because we are a relatively new company in the early stages of development, claims that our products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales of our products. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our products.

     We also rely on unpatented proprietary technology. There is no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our unpatented technology.

Dependence of Key Satellite Airtime Providers

     We are dependent on third-party providers for the satellite airtime we resell to our customers. We are supplied satellite services, on a non-exclusive basis, primarily pursuant to agreements with American Mobile Satellite Corporation ("American Mobile") and Iridium North American, L.P. ("Iridium"). During 1998, American Mobile provided substantially all of the airtime that we resold to our customers. Our plans for continuance and expansion of our business during 1999 assume that American Mobile airtime will continue to be sold in growing quantities and, particularly, that sales of Iridium airtime will rapidly grow and substantially exceed those of American Mobile airtime. Because Iridium began commercial service only in November, 1998 and its telephone satellite system has experienced some technical problems in its early operations, our reliance on that supplier exposes us to heightened risks related to new and complex products and services. The loss of either provider or significant shortcomings in the performance of its service would have a material adverse affect on the Company. Iridium L.L.C. recently disclosed it had received a 60 day waiver of financial covenants from certain lenders and will request modifications in those covenants. Because Iridium plays a central role in the Company's sales strategies for 1999, the failure of Iridium's systems to perform adequately or their unavailability for other reasons could have an immediate and severe affect on the Company's performance and liquidity.

Dependence on Key Telephone Suppliers

     We are a nonexclusive dealer for manufacturers of satellite telephones, which include Westinghouse Electric Corporation ("Westinghouse"), Mitsubishi Electronics America, Inc. ("Mitsubishi"), Kyocera Corporation ("Kyocera")and (through Iridium) Motorola, Inc. ("Motorola"). For the year ended December 31, 1998, retail sales by the Company of Westinghouse products accounted for approximately 23% of the Company's revenues and sales of Motorola products accounted for approximately 12% of the Company's revenue. Since a material amount of the Company's revenues are derived from selling air time, the use of which requires products from these suppliers, the unavailability of these products would have a material adverse effect on the Company's business and prospects. The loss of any supplier could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore,

                                     p. 8
there can be no assurance that current suppliers or other providers will continue to provide products to the Company at attractive prices, or at all, or on the scale and within the time frames required by the Company. Further, there can be no assurance that any of the Company's suppliers will not enter into exclusive arrangements or arrangements on more favorable terms with the Company's competitors (some of whom may transact substantially higher volumes of business with such suppliers) or cease selling these components to the Company at commercially reasonable prices, or at all. Any failure to obtain such products on a timely basis at an affordable cost, or any significant delays or interruptions of supply, would have a material adverse effect on the Company's business, financial condition or results of operations.

Financial Commitments Under the Terms of Supplier Agreements.

     The Company's subsidiary, Skysite, is subject to a "take-or-pay" provision pursuant to an agreement with a supplier of private network satellite products and services. The agreement requires Skysite to take (purchase and resell) or pay (even when its payment exceeds the value of time resold) amounts totaling approximately $9.4 million dollars during the period from 1999 to 2005. Satisfaction of annual commitments are evaluated quarterly, beginning with a minimum commitment of $33,000 in the first quarter of 1998 plus increases in subsequent quarterly commitments of $20,000 each. Nothwithstanding these commitments, Skysite may terminate its agreement with the supplier upon 90 days written notice, in which case Skysite is required to pay a termination fee equal to 30% of the remaining unpaid balance as of the date of cancellation.

     In August 1998, the Company's subsidiary, Project 77, entered into a take or pay minute of use commitment for three million minutes with Iridium North America. The minutes must be taken or paid within fifteen months following the commercial launch of the Iridium System. The impact on the consolidated financial statements cannot be determined due to potential fluctuations in future rates.

     The failure of Skysite and Project 77 to resell sufficient time to meet their commitments would require them to make potentially material payments to the suppliers with no revenue stream to offset those payments. This could have a significant adverse effect on the financial performance and condition of these subsidiaries and of the Company.


Dependence on Key Customers

     During the year ended December 31, 1998, the Company's net sales to its three largest customers accounted for approximately 33% of total net sales. For the year ended December 31, 1998, the Royal Bahamas Police Force represented approximately 17% of the Company's net sales. Other than the foregoing, no one customer accounted for 10% or more of net sales for the period. In addition, the satellite telephone market experiences rapidly changing technology and frequent new product introductions which may result in loss of customers or uncollectibility of accounts receivables of any major customer.

     In addition, as of December 31, 1998, Wolf Coach accounted for approximately 11% of trade receivables outstanding. Other than the foregoing, no one customer accounted for 10% or more of trade receivables at any time in 1998. The loss of or significant decrease in sales to any one of the Company's major customers or uncollectability of any accounts receivable of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

     We are dependent upon our executive officers and certain key employees, the loss of any one of whom could have a material adverse effect on the Company's business, financial condition and results of operations. Our future success will depend in significant part upon the continued service of certain key personnel, and the Company's continuing ability to attract, assimilate and retain highly qualified managerial, technical and sales and marketing personnel. There can be no assurance that the Company can retain its existing key managerial, technical or sales and marketing personnel or that it can attract, assimilate and retain such employees in the future. The loss of key personnel or the inability to hire, assimilate or retain qualified personnel in the future could have a material adverse effect upon the Company's business, financial condition or results of operations. With the exception of its Chief Executive Officer, the Company does not have employment contracts with its officers and key employees. Moreover, the Company does not have key-man life or disability insurance on any of its officers or key employees. In the event of their death or disability or in the event they are otherwise unable to render services to the Company, there can be no assurance that the Company will be able to recruit and retain replacements. See "--Directors and Executive Officers."

No Dividends

     We have not paid any cash dividends on our Common Stock to date. Payment of dividends on our Common Stock is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. We do not intend to declare any dividends on our Common Stock in the foreseeable future. Instead, we plan to retain any earnings we receive for development of our business operations.

                                     p. 9

Limitation on Liability of Directors and Officers

     Our Certificate of Incorporation provides that:

     we will indemnify any of our directors, officers, employees or agents against actions, suits or proceedings relating to our company; and

     subject to certain limitations, a director shall not be personally liable for monetary damages for breach of his fiduciary duty.

     In addition, we have entered into an indemnification agreement with each of our directors. Such indemnification agreement provides that a director is entitled to indemnification to the fullest extent permitted by law.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing and the provisions of Sections 78.502(1)and 78.502(2) of the General Corporation Law of the State of Nevada, or otherwise, the Company has been advised that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted against the Company by such director, officer or controlling person, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Management of Growth

     We must grow significantly in order to achieve profitability. Such growth may result in a significant strain on management, operational and financial resources. Our ability to manage the Company's growth effectively may require us to continue to implement and improve its operational and financial systems and may require the addition of new management personnel. The failure of the Company's management team to effectively manage growth, should it occur, could have a material adverse impact on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Employees."

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

                                     p. 10

Illiquidity of Trading Market; Risk of Penny Stock Status

     Our Common Stock is traded on the OTC Bulletin Board. Consequently, the liquidity of the Common Stock has been in the past, and could be in the future, impaired, not only in the number of shares of Common Stock which could be bought and sold, but also through delays in the timing of the transactions, reductions in security analysts' and the news media's coverage of the Company, and lower prices for the Common Stock than might otherwise be attained. We are subject to the Commission's "penny stock" rules. Securities are exempt from this rule if, among other things, the market price is at least $5.00 per share. Consequently, an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. The "penny stock" rules under the Securities Exchange Act of 1934, as amended, impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. For transactions covered by the penny stock rules, a broker-dealer must make special suitability determinations for purchasers other than established customers and must have received the purchasers' written consent to the transactions prior to sale. In addition, prior to any transaction involving a penny stock, unless exempted, the rules require delivery of a disclosure schedule to the Commission relating to the penny stock. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The rules on penny stocks could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and therefore could severely adversely affect the market liquidity for the Company's securities. See "Market for Registrant's Common Equity and Related Shareholder Matters."

Indictment of Persons Associated With WS Marketing and Financial Services, Inc.

     In September 1998, we became aware that persons associated with WS Marketing and Financial Services, Inc., the placement agent for the Company's Series B and Series C Preferred Stock, are currently under Federal indictment concerning matters unrelated to WS Marketing and Financial Services, Inc.'s relationship with the Company. The criminal indictment, filed in the United States District Court, Southern District of Texas, Houston Division, Criminal No. H-97-262-SS, includes allegations of conspiracy, wire fraud and money laundering. There can be no assurance that the foregoing indictment will not affect the Company's liquidity or capital resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

Significant Dilutive Effect of Shares Eligible For Future Sale on Market Price of Common Stock

     As of December 31, 1998, there were 1,077,000 shares of Common Stock issuable upon the exercise of options under the Company's 1996 Non-Employee Directors' Stock Option Plan and the 1998 Stock Option, Deferred Stock and Restricted Stock Plan. In addition, as of December 31, 1998, there were 685,200 shares of Common Stock issuable upon the exercise of options under the stock option plan adopted by the Company in 1995. See "Executive Compensation-Stock Option Plans." Finally, as of December 31, 1998, there were 4,187,000 shares of Common Stock issuable upon the exercise of options granted outside any of the Company's stock option plans. Of these options, 2,380,000 options were granted to a placement agent in connection with the Series A Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                     p. 11

     In addition, as of December 31, 1998, the Company has issued and outstanding 3,701,332 shares of Series A Preferred Stock, 3,000 shares of Series B Preferred Stock, and 3,000 shares of Series C Preferred Stock, which are all convertible into shares of Common Stock. Each share of Series A Preferred Stock is convertible into one share of Common Stock, whereas each share of Series B and Series C Preferred Stock is convertible into a number of shares as determined by the Series B and Series C conversion formula. Holders of Series A Preferred Stock may convert up to 25% of their shares 90 days following the date the shares were issued, and up to an additional 25% of their shares at the end of each of the three consecutive 90-day periods thereafter. Holders of Series A Preferred Stock also possess conversion rights exercisable upon acquisition of the Company by another entity. Further, the Series A Preferred Stock is automatically converted into Common Stock upon the consummation of the Company's sale of its Common Stock in a firm commitment underwritten public offering, or upon acquisition of the Company, if, in connection with such acquisition, the holders of Series A Preferred Stock receive an amount per share greater than $1.50. Holders of Series B Preferred Stock may convert 50% of their shares into Common Stock on the effective date of registration of the underlying Common Stock and the remaining 50% 45 days thereafter. Holders of Series C Preferred Stock have the right to convert 50% of their shares into Common Stock upon the earlier of the effective date of registration of the underlying Common Stock, or 120 days after issuance of the Series C Preferred Stock and the remaining 50% upon the earlier of 45 days following the effective date of registration of the underlying Common Stock, or 165 days after issuance of the Preferred Stock.

     In connection with the sale of the Series A, Series B and Series C Preferred Stock, the Company issued, as of December 31, 1998, 2,169,416, and 500,000 and 495,000 warrants, respectively, convertible into an aggregate of 3,164,216 shares of Common Stock. Lastly, in connection with each of the offerings of the Series B and Series C Preferred Stock, the Company issued 250,000 warrants, for a total of 500,000 warrants, to the placement agent thereof. The warrants include certain dilution adjustments resulting from the subsequent issuance of Common Stock or securities converting into Common Stock. All of the common stock, to the extent that they are eligible or appear to be eligible for sale in the public market, could have a material adverse effect on the market price of the Common Stock and therefore make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate.

     The Series B Preferred Stock subscription agreements contain a "put" provision for Common Stock which allows the Company to raise an additional $3,000,000 in certain circumstances. The provision specifies that 75 days after the effective date of the registration of additional common shares to be used under this provision, the Company may sell Common Stock (the "Put Stock") to the Series B subscribers. The price of the Put Stock is determined by taking the lower of (1) 80 percent of the lowest closing bid price for the previous 20 trading days prior to funding or (2) 80 percent of the closing bid price on the day of funding. The minimum draw is $250,000 and the maximum draw is $750,000. If the price of the Company's Common Stock for the 20 trading days prior to the funding is less than $1.25 and the average trading volume is less than $300,000 per day for the previous 20 trading days, the Series B shareholders have the option not to fund the requested draw. These minimums increase as the amount of the funds requested by the Company increase from $250,000 to $750,000.

     The Company has issued in the past, and intends to issue in the future, additional equity securities in order to fund working capital requirements. To the extent the Company does so, existing shareholders of the Company will experience substantial dilution, particularly if the terms of such issuance include discounts to market prices or the issuance of warrants. In addition, to the extent the Company issues securities at a discount to the then current market price, the Company will be required to record a stock compensation

                                     p. 12
expense or other charge for such issuances in its financial statements, which may adversely affect the Company's operating results for the period in which such stock is issued.

     In addition, the holders of Series B and Series C Convertible Preferred Stock and related warrants are entitled to registration rights with respect to the shares of Common Stock underlying their respective securities. Pursuant to the registration rights agreement between the Company and the holders of Series B and Series C Preferred Stock, the Company is required to file a registration statement covering the resale of the shares of the Company's Common Stock, together with any capital shares issued in replacement of or in exchange for such Common Shares, issuable or issued upon conversion of the Series B or Series C Preferred Stock and warrants, pursuant to each offering. The registration rights agreements also grant holders piggyback and demand registration rights. To the extent that such holders convert their existing securities into Common Stock, following the effective date of the Registration Statement related thereto, such shares will be immediately eligible to be sold in the public market without restriction under Rule 144 under the Securities Act of 1933, as amended (the "Act"), which, given the relatively low trading volumes for the Company's Common Stock, would likely have a significant depressant effect of the per share market price of the Company's Common Stock. As of December 31, 1998, over 120 days had passed since the closing of the Series C Preferred Stock offering and the Company had not filed a registration statement with the Securities and Exchange Commission as provided for in the Series C Registration Agreement. As a result the holders of its Series C Preferred Stock were entitled to certain adjustments that will increase the number of common shares to which they are entitled upon conversion of their preferred shares - 50% of which were eligible for conversion as of the end of December 1998.

Impact of the Year 2000 Issue

     The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software, hardware or firmware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. We have established a Year 2000 Program (the "Y2K Program") to address the Year 2000 issue with respect to the following:

     our information technology and operating systems;

     our non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology);

     certain systems of our major vendors and material service providers (insofar as they relate to the Company's business activities with such parties); and

     our material clients (insofar as the Year 2000 issue relates to the Company's ability to provide services to such clients).

     The Y2K Program is divided into five major phases: Awareness; Inventory and Risk Assessment; Repair and Renovation; Verification and Validation; and Implementation and Monitoring.

     The Awareness Phase is intended to ensure the establishment of the program and the awareness of potential risks and Year 2000 issues. This phase, which

                                     p. 13
involves communicating the status and progress of the program within the Company and to third parties, is an on-going activity and will continue as we proceed through the other phases.

     The Inventory and Risk Assessment Phase involves the performance of an initial inventory of all hardware, software and infrastructure, as well as material vendors, to identify potential Year 2000 issues and to determine the action required, if any, to mitigate the risk to the Company. We are in the process of contacting its third party service providers to determine the Year 2000 status of their systems, as well as their plans to bring them into compliance. Material items are those believed by us to have a significant impact on the business from a customer service, financial or legal perspective. Our internal Y2K team is performing this phase. We anticipate that this phase will be substantially complete by the end of the second quarter in 1999.

     The Repair, Replacement and Renovation Phase is intended to ensure that the appropriate items as identified in the final inventory and risk assessment are upgraded to meet Year 2000 compliance criteria. This may include software updates, hardware upgrades, development of new processes, new business practices, training programs, etc. While completion of the various elements of this phase is tied to corresponding elements within the assessment phase, we anticipate that material repairs, replacements and renovations will be substantially complete by mid-1999 for systems under the direct control of the Company. No current assessment of the completion dates for material repairs, replacements and renovations not under our direct control, and for which third parties such as service providers are responsible, will be available until completion of that portion of the Inventory and Risk Assessment phase.

     The Verification and Validation Phase ensures that critical business processes, systems and infrastructure are verified and tested to ensure Year 2000 issues will not cause major disruption in the ongoing operation of our business. Verification and testing of those systems under our direct control will be performed by our internal Y2K team with the support of its technicians and certain of the principal suppliers of those systems. This phase is ongoing, but we expect all testing of those systems under our direct control to be substantially complete in the third quarter of 1999.

     Finally, during the Implementation and Monitoring Phase, the Year 2000 upgrades will be installed into our operating systems, as necessary. In addition, the monitoring activity will be employed in an effort to ensure that unforeseen Year 2000 critical items are appropriately prioritized for correction. While the implementation component of this phase is scheduled to be complete by the end of the third quarter in 1999, our monitoring activities will be on going.

     State of Readiness

     Our progress towards completing risk assessment within the Company is on schedule to be completed in the first quarter 1999, however there is general uncertainty involved in the attempt to evaluate the Year 2000 problem because of the uncertainty of the readiness of third party suppliers and vendors. Although the remediation, testing and implementation phases have not yet commenced, we anticipate that these phases will proceed along the schedule as contemplated by its Y2K Program.

     Costs

     We will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. Total cost associated with required modifications to become Year 2000 compliant is not expected to be

                                     p. 14
material to our consolidated results of operations and financial position in any given year.


     Risks

     In a reasonably likely worst case scenario, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, including operations that are essential to the provision of our services. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in major part from the present state of our knowledge concerning the Year 2000 readiness of third-parties such as our service providers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce our level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of our material partners. We believe that, with the completion of the Y2K Program as scheduled, the potential of significant interruptions of normal operations should be reduced.

     Contingency Plans

     After reviewing information gathered in the Inventory and Risk Assessment Phase, and to prepare for the possibility that certain information systems or third party partners and vendors will not be Year 2000 compliant, we intend to develop contingency plans, as appropriate. These plans may include the establishment of teams to monitor and correct disruptions, utilization of back-up processes including data back up and storage, and the development of manual "work-around" solutions.

Risks Associated With Stock Option Grants

     We have adopted three stock option plans under which options were granted to employees to purchase an aggregate of 1,972,000 shares of the Company's Common Stock. See "Executive Compensation--Stock Option Plans." In addition, we granted additional options to purchase 4,728,400 shares of Common Stock outside of any stock option plan (exclusive of the options issued to the Series A Preferred Stock Placement Agent). To date, the shares underlying the stock options have not been registered with the Commission, or under the securities laws of any applicable state. The Company has granted the foregoing options and permitted the issuance of 1,904,000 shares of Common Stock upon the exercise of certain stock options in reliance on the exemption from registration found in
Section 4(2) of the Act or Rules 505 or 506 promulgated thereunder and similar state securities exemptions. Section 4(2) of the Act exempts from the registration requirements of Section 5 of the Act those transactions by an issuer not involving a public offering. If it is determined at a later date that the grant of the aforementioned stock options or the issuance of Common Stock pursuant to the exercise thereof involved a public offering for which the Company cannot find an exemption, then the Company will have committed a Section 5 violation, or a violation of similar state securities laws, and may be subject to suit by shareholders pursuant to Section 12 of the Act or such other similar state securities laws. A successful suit under Sections 5 or 12 of the Act or their state securities law counterparts could have a material adverse effect on the Company's business, financial condition or results of operations.

Possible Health Risks

     Recently, lawsuits have been filed alleging a link between the non-thermal electromagnetic field emitted by cellular telephones and two-way radios and the

                                     p. 15
development of cancer. To date, there have been relatively few medical studies relating to the effects of non-thermal electromagnetic fields on health, and there are not any widely accepted theories regarding how exposure to a non-thermal electromagnetic field could threaten health. Future medical studies may produce findings that could have a material adverse effect upon the wireless communications industry and the Company.

Government Regulation

     From time to time, the FCC amends its regulations governing the licensing or sale of the communication equipment distributed by the Company, the frequencies that such equipment uses, and the requirements for operating such equipment. The FCC has from time to time submitted proposals relating to licensing, use and regulation of frequency bands that could affect operation on certain of the frequency bands where equipment marketed by the Company operates. It is uncertain what impact, if any, these or future proposals may have on the Company's operations.

General

     You should not consider past financial performance as an indicator of future performance. You should not use historical trends to anticipate future results. You should be aware that the trading price of our Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the telecommunications industries, changes in earnings estimates, recommendations by analysts and other events.

                                     p. 16

                             BUSINESS DESCRIPTION

Industry Background

The Company operates in the global personal voice, paging and data satellite communications industry. Potential customers for the products and services provided by the industry include international corporations, professionals and others (i) who travel outside their "home" wireless network's roaming area, (ii) find it important to be able to make or receive calls, or receive pages, at any time by means of a single phone or pager, with a single phone or pager number or
(iii) are located where terrestrial landline or wireless services are not available or do not offer an attractive or convenient option.

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

     The Company currently sells satellite telephone and related products and services to the markets listed above. We also develop integrated communication solutions for customers within the target market segments that utilize proprietary technologies as well as those provided by our suppliers. Each market group requires different equipment, service and market approach.

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

                                     p. 17

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

     The Company also offers, on a non-exclusive basis, Iridium services throughout the world pursuant to its agreement for a term of three years with Iridium North America, L.P. The Iridium system is a satellite-based, digital communications system that is designed to provide subscribers with worldwide voice, paging, data and fax capability using a hand-held telephone and pager linked to a constellation of low-earth orbiting satellites. With 66 satellites forming a cross-linked grid above the Earth, the Iridium system is the first low-Earth-orbiting system for wireless telephone service. At 780 km (485 miles) high, these satellites work differently from those at a much higher orbit (36,000 km) in two major ways. First, they are close enough to receive the signals of a handheld device; and second, they act like cellular towers in the sky - where wireless signals can move overhead instead of through ground-based calls.

     The Iridium phone is the primary means by which callers communicate directly through the Iridium network. Its multi-mode capability allows the telephone to work as a typical cellular telephone (in areas where compatible cellular service exists) and as a satellite telephone. For Iridium subscribers, this means one handheld phone providing both cellular and satellite access. Iridium now offers, or plans to offer the following services:

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

     When the Company began selling and shipping Iridium services and equipment in December 1998, there were initial technical issues that dampened demand for these products. It is our belief that these issues have been substantially addressed by Iridium but are still not completely resolved. Unless or until they are fully resolved, they could continue to depress demand. See "Risk Factors-- Dependence on Key Telephone Suppliers."

     Satellite telephony customers also have the opportunity to subscribe for advanced services. These offerings include voice mail, conference circuit services, and disaster recovery telephone testing and audit services. Unlike cellular, a satellite telephone cannot be monitored. The Company's services also include full STU 3 encryption, which scrambles voice communication, when required. With the special security system unique to the MSAT I satellite, the telephone cannot be "cloned," which is the leading cause of fraud among cellular roaming customers.

     In addition to dial-up telephone service, the Company also offers a half-duplex, push-to-talk ("PTT") dispatch system that can be set up on a channeled

                                     p. 18
basis into talk groups organized along hierarchical, geographical or task-related lines. When in this mode, users activating their talk group channel are put directly in contact with each other, without interfacing with the Public Switched Telephone or Data Networks.

     As a complement to its other products and services, the Company also offers pagers through its non-exclusive distribution agreement with CUE paging network, covering the U.S. and Canada, and the ARDIS two-way wireless data services.

     The Company, pursuant to an agreement with PTT Telecom BV (as represented by Station 12, the satellite division of PTT Telecom BV) also offers Inmarsat and other satellite services provided by Station 12, which services are marketed under the brand name of "Altus."

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

     A key element of the Company's marketing strategy is to add to the value of the products and services it sells by integrating them into business solutions that utilize our own proprietary technology. The Company acquired technologies in December 1998 from Global Positioning Technologies, Inc ("GPT") and hired its principal to continue developing those technologies. GPT's technologies involve advanced uses of the Global Positioning System in conjunction with satellite telephones and transmission of real-time single-frame video using Iridium and similar telephones. The Company has also developed a "front-end" for satellite and other telephone systems that manages a user's phone call, voice mail and facsimile needs. These technologies are both nearing readiness for full scale marketing.

Pricing

     As a distributor, the Company purchases products and services on a bulk basis based on agreed upon prices with its suppliers and then resells those products and services to its customers. The Company has a distinct pricing strategy for each of its major product lines, equipment and telephone services ("airtime"). Retail pricing for satellite terminal equipment is highly competitive and is characterized by the low gross margins associated with commodity products. The Company competes aggressively in this arena, in part, to establish customer relationships that may result in higher margin airtime sales. The Company's pricing schedule for airtime is primarily determined by the charges established for satellite system operators' and any intermediary distributor's bulk airtime with whom it deals.

     The Company offers fixed-site, land-mobile, transportable and maritime telephone equipment ranging in price from approximately $3,000 to $6,000 per unit. System price varies depending upon durability, power, battery life and antenna gain.

     The Company's geostationary satellite-based Satellite Telephone Services ("STS") is a dial-up-on-demand system that only charges the subscriber for the time actually used. For example, if there is a three-minute call made or

                                     p. 19
received, the subscriber is charged for only three minutes. Basic subscriber rates begin at $25.00 per month for voice telephone service. Fax and data service is available for a small premium. These rates include an assigned, toll-free 888 number for each subscriber Mobile Terminal.

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

Sales, Marketing And Distribution

     The Company predominately sells its telephone equipment and airtime services via a direct-sales force and to a lesser extent via authorized agents. Prior to August 1998, the direct-sales forces operated from the Company's office in California. Since August 1998, the Company has hired sales representatives who operate from locations across the United States. The Company now has sales representatives in Los Angeles, New York City, Washington, DC, Providence, Charlotte, Fort Lauderdale, Saint Louis, Cincinnati, Kansas City, San Diego and Portland, Oregon. Each sales representative sells the Company's full line of products. Product managers assist the sales team in the configuration of the various services and equipment supported by the Company to meet the needs of individual customers.

     The Company's marketing program is focused on identifying corporate prospects in niche markets via direct mail campaigns, attending industry trade shows and to a limited extent via trade journal advertising. The Company has developed a web site to support the sales and marketing effort. The Company's marketing program is directed at corporate rather than individual customers. The Company has an in-house art and editorial team that develops many of the Company's promotional materials.

     The Company's products are warehoused, tested and shipped to customers from the Company's California office.

Customers

     The Company's customers are generally corporations with significant sales or government entities. The Company has very few individual customers. During 1998, the Company's largest customer was the Royal Bahamas Police Force who accounted for approximately 17% of sales.

Competition

     The wireless communications industry is highly competitive and is characterized by frequent technological innovation. The principal bases of competition within the industry are price, products and services. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources

                                     p. 20
substantially greater than ours and which provide or plan to provide, a wider range of services. In response competitive pressure from these and other future competitors, we may have to lower our selling prices or alter our services, which could have a material adverse effect on the financial position of the Company. The Company's satellite products and services compete with a number of other communications services including cellular telephone and other wireless data services. In addition, there are a number of planned satellite systems using new technologies expected to be commercially available in the next few years, including Globalstar. Furthermore, the FCC is considering applications for satellite systems that currently operate in Canada to provide commercial service in the United States. There can be no assurance that the Company will be able enter into agreements to market these and other emerging products or, if it cannot, to compete successfully with those companies that do. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company, as a non-exclusive service provider for AMSC and Iridium, competes against other service providers of these products. For the AMSC products and services, the Company's major competitor is AMSC's direct sales force and Stratos Global Corporation. The list of Iridium service providers includes, among others, Allied Signal, Bearcom, CellularOne Paging, GST Telecom, IWL Communications, Pagenet and Motorola Cellular.

Government Regulation

     The Company operates as an indirect, unlicensed international communications carrier in the wireless communications industry and therefore falls indirectly under the regulation of the FCC. The Company is not the satellite or equipment licensee, and is not required to maintain manufacturing, service or operational permits to provide product sales or provision of airtime services.

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

Patents And Trademarks

     The Company filed a patent application on March 4, 1999 for a method and system for transmitting global position data over a telephone communication network. This technology, in addition to other uses, enhances satellite telephone services by enabling emergency location services in conjunction with "911" calls.

     The Company held five patents relating to its ED and UITI technology. The Company also owns trademarks on ED in the United States and France, and on UITI and UITI TV in the United States. In August 1998, the Company, pursuant to a settlement agreement, granted Raquel Velasco an option to purchase the aforementioned intellectual property for $50,000 which Ms. Velasco exercised in November 1998. See "--Legal Proceedings." Insat's products are not branded, as Insat is primarily a reseller and service provider.

                                     p. 21

Management Information Systems

     The Company believes that the capacity of its existing data processing and management information systems is sufficient to allow the Company to expand its business without significant additional capital expenditures. In addition, the Company has conducted a review of its systems to identify those systems that could be affected by the Year 2000 problem and modifications to the Company's systems have been made. See "--Risk Factors: Impact of Year 2000 Issue."

Employees

     The Company currently has approximately 59 full-time employees and, depending on its level of business activity, expects to hire additional employees in the next 12 months, as needed, to support marketing and sales, manufacturing and research and development.


ITEM 2.  PROPERTIES

     The Company's headquarters are located in Chevy Chase, Maryland and consist of approximately 1,500 square feet. The annual base rent is approximately $98,736 and the lease expires December 31, 1999. The Company also leases space in Washington D.C., consisting of 2,650 square feet. The annual base rent is approximately $59,172, and the lease expires June 14, 2000. The Company also leases space for Skysite in Burbank, California consisting of 6,157 square feet. The annual base rent is approximately $66,000 and the lease expires July 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     William H. Buck v. Viscorp & Visual Information Services Corp.  On or about
     --------------------------------------------------------------
June 2, 1997, the Company filed a complaint against William H. Buck , the Company's former Chief Executive Officer and Director, in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 3390, entitled Viscorp and Visual Information Services Corp. v. William H. Buck,
               ----------------------------------------------------------------
alleging breach of fiduciary duty, breach of employment agreement, accounting as to severance agreement and conspiracy to defraud arising out of Mr. Buck's conduct as Chief Executive Officer of the Company. On June 23 1997, Mr. Buck filed a complaint against Viscorp, et. al., in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 97 C 4480. Mr. Buck sought a declaratory judgment permitting him to sell 220,000 shares of Common Stock of the Company. On September 19, 1997, Mr. Buck filed a counterclaim against the Company, alleging partial rescission of his severance agreement, dated January 8, 1997, breach of severance agreement, rescission of lock-up agreement, breach of lock-up agreement and tortious interference with economic advantage. On November 12, 1997, Raquel Velasco filed a complaint against the Company, in the United States District Court, Northern District of Illinois, Eastern Division, Case Number 97-C-7897, entitled Raquel Velasco v. Viscorp,
                                                  -------------------------
seeking $220,000 in damages and expenses from alleged rescission for breach of written severance agreement, or in the alternative, breach of severance agreement. On June 9, 1998, the Company filed a counterclaim against Ms. Velasco relating to her alleged employment agreement with the Company. The aforementioned matters were consolidated for purposes of discovery. On August 31, 1998, the Company entered into settlement agreements with Mr. Buck and Ms. Velasco. Pursuant to the Company's settlement agreement with Mr. Buck, Mr. Buck is permitted to sell 350,000 shares of the Company's common stock that he already owns, pursuant to a tradeability schedule. Mr. Buck returned all other shares to the Company for cancellation. Mr. Buck's stock options have been canceled. Pursuant to the Company's settlement agreement with Ms. Velasco, Ms. Velasco retained 350,000 shares of the Company's common stock, formerly held by Mr. Buck, also subject to a tradeability schedule. Ms. Velasco has also been

                                     p. 22
granted an option to purchase certain property from the Company, including the ED and UITI technologies, for $50,000 which she exercised in November 1998.

     Visual Information Service Corp. v. Interactive Video Publishing, Inc.  On
     ---------------------------------------------------------------------
July 25, 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California, San Jose Division, case number C 96-20593 RMW (EAI), against Interactive Video Publishing, Inc., David Serlin, Steve Owens and Kaori Kuwata ("Defendants") for injunctive relief and damages of approximately $7 million for misappropriation of trade secrets, conversion and breach of fiduciary duty. Defendants filed counterclaims for declaratory relief, intentional interference with economic advantage, breach of contract and unfair competition claiming damages yet to be determined. On November 20, 1996, David Serlin and Marvin Lerch filed suit against the Company and its former officer, Jerome Greenberg, in the United States District Court, Northern District of California, San Jose Division. The case is captioned Serlin v.
                                                                  ---------
Visual Information Service Corp., case number C 96-21073. David Serlin and
-------------------------------
Marvin Lerch claimed damages in excess of $6.5 million in connection with the alleged breach of their employment contracts, alleging breach of employment contracts, breach of the implied covenant of good faith and fair dealing, fraud, deceit and negligent misrepresentation among several causes of action. On June 25, 1997, a settlement conference was held in Visual Information Service Corp.
                                              --------------------------------
v. Interactive Video Publishing, Inc. and Serlin v. Visual Information Service
------------------------------------      ------------------------------------
Corp. and a settlement was reached with all parties in both actions. On
----
September 26, 1997, Messrs. Serlin and Lerch entered into a settlement agreement with the Company whereby the Company agreed to pay Messrs. Serlin and Lerch $25,000 each, and granted each 400,000 stock options with an exercise price of $1.50. The Company was unable to comply with the requirement because the Company did not and does not have a registration statement on file with the SEC. On February 3, 1999, a new settlement agreement was reached. Under the terms of the new Settlement Agreement and Release, which supercedes the June 25, 1997 agreement, the U.S. District Court will order the Company to issue to each of the individuals 245,000 shares of unrestricted stock. These shares will be subject to a tradibility schedule set forth in the new Settlement Agreement and Release. The Company has recorded a liability of $266,000 as of December 31, 1998, related to the original settlement.

     Donald Gilbreath v. USDI, Viscorp and Corporate Stock Transfer, Inc.  On
     -------------------------------------------------------------------
December 19, 1997, Donald Gilbreath, a former director of the Company, filed a complaint against the Company in the United States District Court, District of Colorado, Case No. 97-WY-2667-CB, alleging a claim against the Company for failing to remove restrictive legends on shares owned by Mr. Gilbreath. Mr. Gilbreath requested that the Court hold that he was the lawful owner of 1,000,000 unrestricted shares of Common Stock of the Company, and 237,800 unrestricted options to acquire common shares. On July 2, 1998, the Company entered into a settlement agreement with Mr. Gilbreath, whereby 500,000 of Mr. Gilbreath's shares in the Company are unrestricted, and Mr. Gilbreath retained 75,000 options, which must be and were in their entirety exercised by January 1, 1999. Pursuant to the settlement agreement, the remaining 500,000 shares have been canceled. Further, Mr. Gilbreath is permitted to sell his shares pursuant to a tradeability schedule.

Roger and Bonnie Remillard v. U.S. Digital Communications, Inc. f/k/a  Viscorp
------------------------------------------------------------------------------
and Corporate Stock Transfer, Inc.  On or about June 1, 1998, Roger and  Bonnie
----------------------------------
Remillard filed a complaint in the United States District Court, District of Colorado, Case No. 98-WY-1217-CH, alleging that the Company failed to remove restrictive legends from the Remillards' shares in the Company, in violation of Nevada Revised Statute 104.8401. Pursuant to a settlement agreement, dated July 2, 1998, the Remillards retained 820,000 shares of the Company's Common Stock. Further, the Remillards retained 200,000 out of 288,000 stock options, which

                                     p. 23
must be exercised before January 1, 1999. As of December 31, 1998, 150,000 of those options have been exercised. The remaining 50,000 were the subject of a dispute and may be exercisable in the future. The Remillards are permitted to sell their shares pursuant to a tradeability schedule.

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

     Cochran Ranch, ITG and Rubin Kitay v. U.S. Digital Communications Inc. and
     ---------------------------------------------------------------------------
Larry Siegel.  In January 1998, plaintiffs, former shareholders of Skysite,
------------
filed a request for mediation and demand for arbitration with the American Arbitration Association in Los Angeles, California, case number 72 174 00098 98 GS, requesting mediation and arbitration in connection with the Company's alleged breach of the Agreement and Plan of Reorganization, dated June 20, 1997, whereby the Company acquired Skysite. Plaintiffs alleged that the Company failed to issue shares in consideration of the acquisition. Under the Agreement, we were to issue 750,000 shares of our common stock to the shareholders of Skysite, as well as options to purchase an additional 500,000 shares of our common stock at an exercise price of $0.40 per share, in exchange for 100% of the outstanding shares of common stock of Skysite. The stock of Skysite was transferred to the Company on August 26, 1997. Subsequent to the acquisition, disputes arose between us and the former shareholders of Skysite, including former shareholder and President of Skysite, Tom D. Soumas, related to the value of Skysite at the time of the acquisition and representations made to the Company as to the business and liabilities of Skysite. As a result of the dispute, the Company withheld its shares. On May 28, 1998, we entered into an amended agreement with the former shareholders, except for Mr. Soumas to settle this matter. Under the terms of the amended agreement, the other shareholders' shares and options were placed in an escrow account in October 1998. The shareholders will have all rights attributable to these escrowed shares, however, they have agreed that at such time when they elect to sell these shares, the first $200,000 of related proceeds will be paid to the Company, and the remaining shares and options will be released to the other shareholders. In connection with the acquisition of Skysite, the sellers of Skysite incurred an obligation to pay a broker's commission of options to purchase 200,000 shares of our common at $0.40 per share to be paid from the 500,000 options issued to them by the Company. See "Legal Proceedings--Tom Soumas."

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

                                     p. 24

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

     Tom Soumas. On or about January 19, 1999, Tom Soumas, a former employee
     ----------
of Skysite, filed a complaint against the Company alleging multiple claims, including breach of contract, breach of fair dealing, fraud, negligent misrepresentation, specific performance, conversion and trespass. On or about February 16, 1999, Mr. Soumas filed an Amended Complaint in the above-referenced matter containing the same claims as those in the original Complaint. The claims arise out of the August 26, 1997 acquisition by the Company of all of the stock of Skysite, pursuant to the terms of an Agreement and Plan of Reorganization dated June 20, 1997. Due to disputes between the Company and Mr. Soumas, the 240,000 shares due to Mr. Soumas under the original agreement remain unissued, and we do not intend to issue such shares. See "Legal Proceedings--Cochran Ranch."

     The Company alleged that numerous misrepresentations were made in the Agreement. These defenses will be raised as a setoff to the former President's claim for stock and any damages related thereto. Given the early stages of the case, it is not possible to determine the likelihood of an unfavorable outcome on this matter. Therefore, the Company has not included an accrual for any possible loss in the accompanying financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     p. 25

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

                              HIGH    LOW
                             ------  -----
           1996
           ----
           First Quarter     $ 8.25  $5.25
           Second Quarter    $11.38  $8.13
           Third Quarter     $11.25  $8.75
           Fourth Quarter    $ 9.31  $1.25

           1997
           ----
           First Quarter     $ 2.06  $1.06
           Second Quarter    $ 1.59  $0.31
           Third Quarter     $ 2.44  $0.61
           Fourth Quarter    $ 2.65  $0.67

           1998
           ----
           First Quarter     $ 1.61  $0.67
           Second Quarter    $ 5.25  $0.77
           Third Quarter     $ 7.00  $2.25
           Fourth Quarter    $ 5.44  $2.31

     There were 117 shareholders of record of the Common Stock as of December 31, 1998. As of December 31, 1998, the closing bid price of the Company's Common Stock was $3.94 as quoted on the Nasdaq Bulletin Board.

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

                                     p. 26

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from the financial statements of U.S. Digital Communications, Inc. and its subsidiaries. The years ended December 31, 1994, 1995 and 1996 have been audited by Blackman Kallick Bartelstein, LLP, whose report included an explanatory paragraph with respect to the Company's ability to continue as a going concern. The financial statements as of December 31, 1997 and 1998, and for each of the years in the three-year period ended December 31, 1998, are included elsewhere in this filing. The consolidated financial statements as of and for the years ended December 31, 1997 and December 31, 1998, have been audited by Reznick Fedder & Silverman PC. See "Changes in and Disagreements with Accountants on Accounting and Disclosure."

                                                                    YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                               1994           1995          1996           1997           1998
                                          --------------  ------------  -------------  -------------  -------------
STATEMENT OF
 OPERATIONS DATA:
Sales of equipment
and services                                $         0   $         0   $          0    $   486,642    $ 1,179,922
License Income                                        0       629,688              0              0              0
Gross Profit                                          0       629,688              0         73,875        225,557
Total operating expenses                     (1,339,364)   (3,222,489)    (7,885,929)    (4,514,697)    (7,671,638)
Loss from operations                         (1,339,364)   (2,592,801)    (7,885,929)    (4,440,822)    (7,446,081)
Other income (expense), net                       3,338         4,748       (170,989)      (244,363)       180,925
Net loss                                     (1,336,026)   (2,588,053)    (8,056,918)    (4,685,185)    (7,265,156)
Dividends on preferred stock                          0             0              0     (1,629,916)    (4,106,164)
Net loss per common share                         (0.12)        (0.15)         (0.37)         (0.31)         (0.69)
Weighted average shares of
common stock outstanding                     11,775,976    17,190,915     21,914,630     20,676,196     16,567,594

                                                                   YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                               1994           1995          1996           1997           1998
                                          -------------   -----------   -------------  ------------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents                   $   552,878   $   739,930   $      8,654    $   545,790    $ 1,395,480
Working capital                                 388,875       287,713     (2,936,191)    (3,522,622)    (1,125,874)
Total assets                                    664,328     1,258,853        242,302      2,031,875      3,856,817
Notes payable (net
of current portion)                                   0             0         29,865          1,671        600,000
Common stock                                  2,566,167       212,080        221,280        222,980        227,325
Preferred stock                                       0             0              0         28,822         37,073
Accumulated deficit                          (3,741,776)   (6,329,829)   (14,386,747)   (20,701,848)  (32,073,150)
Total shareholders' equity
(deficit)                                       493,752       706,636     (2,782,886)    (2,397,670)     (550,925)

                                     p. 27

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

     The following discussion should be read in conjunction with the financial statements and related notes, and the other financial information, included elsewhere in this report.

General

     The Company has had recurring net losses including its last three fiscal years. There can be no assurance that the Company or its subsidiaries will ever generate significant revenues. There is no guarantee that if the Company ever achieves a level of profitability, that it can be sustained.

     The Company's primary activities were in transition between 1996 and 1998. The Company had continued pursuing the development of its Initial Products during 1996. But in 1997, the Company concluded that these Initial Products would not produce adequate revenues or profits if brought to market. A new interim President was hired and specifically charged with developing a business plan that would utilize the Company's assets more effectively than would continuing with its original strategy. The Company refocused its business plan on reselling satellite telephone products and services and acquired Skysite as a first step in this direction. Our efforts in 1997 were largely devoted to completing that acquisition, installing new management for Skysite and seeking the capital that was required to fund the growth of Skysite. Pursuant to the Agreement and Plan of Reorganization, dated June 20, 1997, and the amendment thereto, dated May 28, 1998, U.S. Digital Communications, Inc., acquired Skysite Communications Corporation. See "Business--Background."

     The Company determined that it required a new, permanent top management team and a new headquarters location in order to develop its satellite telephone business properly. In the Spring of 1998, a new CEO was hired and corporate headquarters were relocated from Southern California to the Washington, D.C. area. In late 1997 and early 1998, the Company entered into or revised agreements with American Mobile Satellite Corporation and Iridium North America that would enable us to improve the breadth and value of our product lines. The Company considered Iridium, in particular, a significant opportunity in light of novel and desirable features of its proposed telephone service. However due to difficulties in acquiring adequate capital, the Company was unable to invest in marketing and other activities at Skysite at the desired level until the third quarter of 1998. The resulting inability to produce significant new revenues contributed to continued losses.

     When the availability of funds permitted in the summer of 1998, the Company began to develop the marketing and service capabilities that would allow it to exploit our opportunities. The required funds were obtained in part in the second half of 1997 and the first half of 1998 through the sale of Series A

                                     p. 28

8% Cumulative Convertible Preferred Stock, pursuant to Regulation S promulgated by the United States Securities and Exchange Commission. The net cash proceeds to the Company were $5,749,728. The Company also successfully placed two additional series of preferred stock between April and September of 1998 (Series B and C) pursuant to Regulation D promulgated by the United States Securities and Exchange Commission. Net cash proceeds of these offering were $5,340,000. Our operating activities in 1998 focused primarily on preparation for the scheduled initiation of commercial service by Iridium in September, 1998. Iridium's service launch was delayed and complicated by technical problems. As a result, the Company continued to bear the expense of its enhanced marketing and service organizations while receiving minimal revenue from sale of the Iridium products through the end of 1998.

     The Company also devoted substantial financial and human resources in 1998 to legal and accounting issues. During the transition period from its original business to the satellite telephone business, a number of legal disputes emerged with former officers of the Company and others. The Company also fell behind during 1997 and early 1998 in its required filings with the Securities and Exchange Commission and in its timely production of financial reports. Substantial accounting and legal fees were incurred in resolving legal disputes and curing deficiencies in accounting and reporting.

Results of Operations

     Fiscal 1998 Compared to Fiscal 1997

     The Company had $1,179,922 in revenue from sales of satellite equipment and services in the 1998 compared to $486,642 in 1997. The increase of $693,280 primarily reflects the fact that the results include nine months of sales and expenses for Skysite in 1998 and approximately four months for 1997. Skysite was not acquired by the Company until August 26, 1997. Sales on a pro forma basis (including Skysite's activity prior to the acquisition) for the first three quarters of 1998 versus the same period in 1997 declined by approximately 5%. This reflected, in part, a substantial decline in equipment sales that was fully attributable to a reduction in sales to a single key customer. However equipment sales to other customers and airtime sales increased - almost offsetting the decline in equipment sales.

     Costs of goods sold was $954,365 in 1998 compared to $412,767 in 1997. These costs were associated with the sales generated by Skysite. The increase of $541,598 was primarily related to the greater period of operation for Skysite included in the 1998 period. It also reflects an improved sales mix in 1998 weighted toward higher gross margin airtime sales. The gross margin in 1998 was 18.9% as opposed to 15.2% in 1997

     Sales and marketing expense in 1998 was $1,499,802 compared to $286,258 in 1997. The expense was 127% of revenues in 1998 compared to 59% in 1997. The increase of $1,213,544 primarily reflects intensified efforts in preparation for the marketing of Iridium products during the second half of 1998. Since staff additions and other expenditures did not, and were not expected to, produce revenue prior to the commercial launch of Iridium, the ratio of sales and marketing expense to revenues was, as expected, well above normal levels in 1998. But the delay in that launch and the subsequent technical problems depressed sales and caused the expense ratio to exceed the high level anticipated. The increase in expense is also related to the greater period of operation for Skysite included in the 1998 period versus the prior year period.

     Research and development expense was $397,869 in 1998 as compared to no expense in 1997. This expense in 1998 reflected the Company's efforts to develop products and services that are complementary to its satellite telephone business in ways that benefit customers in the Company's targeted markets. In 1997, the Company had not yet implemented this effort.

     General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $5,245,277 in 1998, compared to $2,975,782 in 1997. This increase of $2,269,495 was primarily related to the greater period of operation for

                                     p. 29

Skysite included in 1998 versus the prior year and to an increase in the legal and accounting fees incurred in 1998 versus the prior year. These professional fees are attributable to the Company's one-time need to resolve legal and accounting issues that had emerged during management transitions in 1997.

     The Company granted stock options to various employees and other individuals during 1998. In connection with the granting of these options, the Company recorded a stock option compensation expense in the amount of $528,690. The amount recorded represents the difference between the exercise price and the fair market value of the Company's Common Stock, as determined by reference to the publicly traded value of the stock, as of the date the options were granted.

     Net loss for 1998 was $7,265,156 as compared to $4,685,185 in 1997.
Significant factors contributing to the increase in the net loss by $2,579,971 were increased sales and marketing and general and administrative expense as described above. These expenses were offset to some degree by a reduction in stock compensation expense.

     Fiscal 1997 Compared to Fiscal 1996

     The Company had $486,642 in revenue from sales of satellite equipment and services in fiscal 1997 compared to no such revenue in fiscal 1996. There were no revenues produced prior to the acquisition of Skysite. The revenue in 1997 was derived entirely from the newly acquired operations of Skysite in the second half of the year.

     Costs of goods sold was $412,767 in fiscal 1997 compared to no cost of goods sold in fiscal 1996. These costs were associated with the sales generated by Skysite.

     Sales and marketing expense for fiscal 1997 was $286,258 compared to no such expense in fiscal 1996. These costs were associated with the operations of Skysite during the second half of the year.

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

Liquidity and Capital Resources

     The Company has been dependent on a series of equity fundings to provide the resources it has required to conduct its business. It has never produced a positive cash flow from operations. When it abandoned its Initial Products, it did not have sufficient cash on-hand or readily available to finance its
expenses during a repositioning and start-up of a new business.   Its entry into
the satellite telephone business has been made possible by the issuance of three series of convertible preferred stock during 1997 and 1998.

                                     p. 30

     Pursuant to an agreement with a placement agent, Wincap, Ltd. ("Wincap"), the Company effected from December of 1997 to July of 1998 two private offerings of 8% Cumulative Convertible Series A Preferred Stock. Pursuant to the first offering, the Company sold approximately 2,031,832 shares of Series A Preferred Stock and 1,015,916 warrants to purchase shares of Common Stock, for a consideration of approximately $3,047,748. Pursuant to the second offering, the Company sold approximately 2,307,000 shares of Series A Preferred Stock and 1,153,500 warrants to purchase shares of Common Stock, for a consideration of approximately $3,460,500, for a total consideration from both offerings of approximately $6,508,248. Of this amount, the Company received approximately $5,749,728, which it has used for working capital. In addition, Wincap received the right to acquire 2,380,000 shares of the Company's Common Stock, issuable upon registration.

     Pursuant to an agreement with a placement agent, WS Marketing and Financial Services, Inc., for a private offering of 3,000 shares of Series B Preferred Stock, as of July 23, 1998 (the date of closing), the Company sold all 3,000 shares and 500,000 accompanying warrants for a total consideration of approximately $3,000,000. Of this amount, the Company received approximately $2,670,000, which it has used for working capital. In addition, WS Marketing and Financial Services, Inc. received 250,000 warrants to purchase Common Stock as part of its placement fee.

     Pursuant to an agreement with a placement agent, WS Marketing and Financial Services, Inc., for a private offering of 4,000 shares of Series C Preferred Stock, as of December 31, 1998, the Company sold 3,000 shares and 495,000 warrants for a total consideration of approximately $3,000,000. Of this amount, the Company received approximately $2,670,000, which it has used for working capital. In addition, WS Marketing and Financial Services, Inc. received 250,000 warrants to purchase Common Stock as part of its placement fee.

     The capital raised in these offerings were sufficient to fund activities through 1998. The Company will require additional capital to carry out its plan of operations for 1999 and beyond. These funds will be needed to offset anticipated operating losses until its satellite telephone business grows to a break-even point and to provide working capital for inventories and accounts receivable. Additional funds may be desirable to enable the Company to take advantage of desirable acquisition opportunities. Funds currently available for these purposes are unlikely to suffice beyond the first or second quarter of 1999. The Company currently anticipates a need for at least $15 million during 1999 and may seek significantly more. In the event that additional capital is not raised, the Company would not be able to carry on its business at all or would have to implement cost-cutting measures that would seriously disrupt its business plan. The Company is actively engaged in seeking funds to meet its anticipated needs in 1999. Among other things, it is exploring cash infusions in the form of bridge loans, private placements or public offerings of equity securities and working capital loans secured by inventory or accounts receivable, alone or in combination. The need for working capital may be compounded if major suppliers are unwilling to offer the Company conventional terms for payment. At present, the Company has not established such terms with Iridium. The Company's history of losses, its current cash position and its lack of extensive credit history may increase the difficulty of obtaining favorable terms. There can be no assurance that any of these will be successful.

     The cost and conditions under which funds will be available, if available in any form, may be affected adversely by several considerations. The Company's cash needs will, in part, be determined by the availability and serviceability of Iridum's and other vendors' equipment and airtime. Potential sources of funds are aware that Iridium has experienced some delays in deploying its commercial service and that any future delays may be beyond the Company's control. This uncertainty raises the possibility that additional, unanticipated

                                     p. 31
fundings may be required and may dilute the present investors' or lenders' interests to a degree not foreseen.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

(NOT APPLICABLE)

                                     p. 32

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
U.S. Digital Communications, Inc.

     We have audited the accompanying consolidated balance sheets of U.S. Digital Communications, Inc. and Subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the yearS then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of U.S. Digital Communications, Inc. for the year ended December 31, 1996 were audited by other auditors whose report, dated April 4, 1997, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Digital Communications, Inc. and Subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note
A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
March 1, 1999

                                     p. 33

                      U. S. Digital Communications, Inc.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1997 and 1998

                                    ASSETS

                                                                    1997                 1998
                                                                 -----------          ----------
CURRENT ASSETS
     Cash and cash equivalents                                   $   545,790          $ 1,395,480
     Trade accounts receivable, net of allowance for
       uncollectible accounts of $19,000 and $13,330                 209,073              187,223
     Inventory                                                       107,967              795,117
     Notes receivable                                                 25,000              100,000
     Prepaid expenses                                                 17,436              204,048


       Total current assets                                          905,266            2,681,868

INVESTMENTS                                                            9,750               20,312

PROPERTY AND EQUIPMENT, NET                                          122,500              237,883

INTANGIBLE ASSETS, NET                                               981,327              771,039

OTHER NONCURRENT ASSETS                                               13,032              145,715
                                                                 -----------          -----------

       Total assets                                              $ 2,031,875          $ 3,856,817
                                                                 ===========          ===========

                                  (continued)

                      U. S. Digital Communications, Inc.

                           December 31, 1997 and 1998

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                   1997                    1998
                                                                                ----------             ----------
CURRENT LIABILITIES
     Notes payable, current portion                                             $   329,458            $   314,835
     Accounts payable and accrued expenses                                        1,766,838              1,368,408
     Deferred revenue                                                               107,267                 12,615
     Dividends payable                                                              135,931                584,077
     Stockholder loans, current portion                                             962,385                500,000
     Accrued interest on stockholder loans                                          147,623                 66,707
     Minimum royalty obligation                                                     450,000                450,000
     Due to former officers and shareholders                                        528,426                511,100
                                                                                -----------            -----------

          Total current liabilities                                               4,427,928              3,807,742

NOTES PAYABLE AND STOCKHOLDERS LOANS, net of
     current portion                                                                  1,617                600,000
                                                                               ------------            -----------
          Total liabilities                                                       4,429,545              4,407,742
                                                                               ------------            -----------
COMMITMENTS AND CONTINGENCIES                                                             -                      -

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock - $.01 par, 10,000,000 shares authorized;
       2,882,232 and 3,707,332 issued and outstanding at December
       31, 1997 and 1998; liquidation preference of $6,147,261                       28,822                 37,073
     Common stock - $.01 par, 50,000,000 shares authorized;
       22,298,000  issued and 16,395,800 outstanding at
     December 31, 1997; 22,732,500  issued and 16,830,000
       outstanding at December 31, 1998                                             222,980                227,325
     Additional paid-in capital                                                  16,332,314             24,579,138
     Common stock warrants                                                        1,581,337              6,899,337
     Accumulated other comprehensive income (loss)                                  (31,200)               (20,638)
     Treasury stock (5,902,200 shares of common stock at
       cost)                                                                            (10)                   (10)
     Deferred compensation                                                          (19,648)                     -
     Shares to be issued (including additional paid-in capital)                     389,583                      -
     Shareholders' receivable                                                      (200,000)              (200,000)
     Accumulated deficit                                                        (20,701,848)           (32,073,150)
                                                                               ------------            -----------
          Total stockholders' equity (deficit)                                   (2,397,670)              (550,925)
                                                                               ------------            -----------
          Total liabilities and stockholders' equity (deficit)                  $ 2,031,875            $ 3,856,817
                                                                               ============            ===========

                See notes to consolidated financial statements

                      U. S. Digital Communications, Inc.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 Years ended December 31, 1996, 1997 and 1998


                                                               1996                    1997                    1998
                                                       ------------------      ------------------      ------------------
Sales
     Equipment                                         $                -      $          285,047      $          566,494
     Airtime services                                                   -                 201,595                 613,428
                                                       ------------------      ------------------      ------------------

          Total sales                                                   -                 486,642               1,179,922

Cost of goods sold                                                                        412,767                 954,365
                                                       ------------------      ------------------      ------------------

          Gross profit                                                  -                  73,875                 225,557
                                                       ------------------      ------------------      ------------------

Operating expenses
     Sales and marketing                                                -                 286,258               1,499,802
     Research and development                                     955,570                       -                 397,869
     Minimum royalty expense                                      900,000                       -                       -
     Fund-raising fees for failed offering                        118,237                       -                       -
     General and administrative                                 2,985,039               2,975,782               5,245,277
     Stock option compensation                                  2,927,083               1,252,657                 528,690
                                                       ------------------      ------------------      ------------------

          Total operating expenses                              7,885,929               4,514,697               7,671,638
                                                       ------------------      ------------------      ------------------

Loss from operations                                           (7,885,929)             (4,440,822)             (7,446,081)
                                                       ------------------      ------------------      ------------------

 Other income (expense)
     Interest expense                                             (47,618)               (183,593)               (148,905)
     Interest and other income                                      7,385                  23,280                 339,460
     Loss on investments and disposal of equipment               (130,756)                (84,050)                 (9,630)
                                                       ------------------      ------------------      ------------------

          Total other income (expense), net                      (170,989)               (244,363)                180,925
                                                       ------------------      ------------------      ------------------

Net loss                                                       (8,056,918)             (4,685,185)             (7,265,156)

Dividends and beneficial conversion feature on
     preferred stock                                                    -              (1,629,916)             (4,106,164)
                                                       ------------------      ------------------      ------------------

Net loss available to common shareholders                      (8,056,918)             (6,315,101)            (11,371,320)

Other comprehensive income (loss)                                 345,313                 (31,200)                 10,562
                                                       ------------------      ------------------      ------------------

Comprehensive loss available to common
     stockholders                                      $       (7,711,605)     $       (6,346,301)     $      (11,360,758)
                                                       ==================      ==================      ==================

Net loss per common share
     Basic                                             $            (0.37)     $            (0.31)     $            (0.69)
                                                       ==================      ==================      ==================
     Diluted                                           $            (0.37)     $            (0.31)     $            (0.69)
                                                       ==================      ==================      ==================

     Weighted average shares of common
      stock outstanding                                        21,914,630              20,676,196              16,567,594
                                                       ==================      ==================      ==================

                See notes to consolidated financial statements

                      U.S . Digital Communications, Inc.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (DEFICIT)

             For the years ended December 31, 1997, 1996 and 1995


                                                                           Common stock
                                                  Preferred stock            par value
                                             ----------------------   ----------------------  Additional paid
                                                 Shares      Amount      Shares      Amount     -in capital
                                             ----------     -------   ----------    --------    -----------
Balance, December 31, 1995                            -   $       -   21,208,000    $212,080    $ 7,169,698
Net loss
Unrealized gain on securities
Sale of stock for cash                                -           -      920,000       9,200      1,290,800
Stock issuance costs                                  -           -            -           -     (2,805,000)
Options issued to placement agent                     -           -            -           -      2,800,000
Deferred compensation related to
grant of stock options                                -           -            -           -      6,640,625
Amortization of deferred compensation                 -           -            -           -              -
                                             ----------     -------   ----------    --------    -----------

Balance, December 31, 1996                            -           -   22,128,000     221,280     15,096,123
Net loss
Unrealized loss on securities
Sale of stock and warrants for cash           2,882,232      28,822            -           -      2,696,785
Issuance of stock for noncash transactions            -           -      170,000       1,700        107,900
Stock issuance costs                                  -           -            -           -     (1,785,888)
Options issued to Placement Agent                     -           -            -           -      1,278,631
Deferred compensation related to
grant of stock options                                -           -            -           -        879,596
Cancellation of options                               -           -            -           -     (3,320,833)
Amortization of deferred compensation                 -           -            -           -              -
Preferred dividends and beneficial
conversion feature                                    -           -            -           -      1,380,000
Repurchase of common stock                            -           -            -           -              -
Shareholders' receivable                              -           -            -           -              -
Shares to be issued (including
additional paid-in capital)                           -           -            -           -              -
                                             ----------     -------   ----------    --------    -----------

Balance, December 31, 1997                    2,882,232      28,822   22,298,000     222,980     16,332,314
Net loss
Unrealized gain on securities
Sale of stock and warrants for cash           1,462,600      14,626            -           -      2,885,274
Issuance of stock for noncash transactions            -           -      350,000       3,500        842,773
Stock issuance costs                                  -           -       50,000         500     (1,451,709)
Exercise of stock options                             -           -      505,000       5,050        263,700
Exercise of warrants                                  -           -      286,000       2,860      1,319,140
Cancellation of stock in connection with
legal settlements                                     -           -   (1,904,000)    (19,040)       345,163
Conversion of preferred stock to common
stock                                          (637,500)     (6,375)     637,500       6,375              -
Amortization of deferred compensation                 -           -            -           -              -
Preferred dividends and beneficial
conversion feature                                    -           -            -           -      3,658,000
Common stock transferred to escrow                    -           -      510,000       5,100        384,483
                                             ----------     -------   ----------    --------    -----------
Balance, December 31, 1998                    3,707,332     $37,073   22,732,500    $227,325    $24,579,138
                                             ==========     =======   ==========    ========    ===========

                                  (continued)
                See notes to consolidated financial statements

                       U.S. Digital Communications, Inc.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DEFICIT) - CONTINUED

                 Years ended December 31, 1996, 1997 and 1998

                                                  Common stock             Treasury stock              Deferred       Shares to be
                                                                    -------------------------------
                                                    warrants           Shares             Cost        Compensation       issued
                                                 ----------------   -------------   ---------------  ---------------   ------------
Balance, December 31, 1995                       $             -               -     $         -     $            -    $         -
 Net loss
 Unrealized gain on securities
 Sale of stock for cash                                        -               -               -                  -              -
 Stock issuance costs                                          -               -               -                  -              -
 Options issued to placement agent                             -               -               -                  -              -
 Deferred compensation related to
 grant of stock options                                        -               -               -         (6,640,625)             -
 Amortization of deferred compensation                         -               -               -          2,927,083              -
                                                 ---------------     -----------     -----------     --------------    -----------

Balance, December 31, 1996                                     -               -               -         (3,713,542)             -
 Net loss
 Unrealized loss on securities
 Sale of stock and warrants for cash                   1,581,337               -               -                  -              -
 Issuance of stock for noncash transactions                    -               -               -                  -              -
 Stock issuance costs                                          -               -               -                  -              -
 Options issued to Placement Agent                             -               -               -                  -              -
 Deferred compensation related to
  grant of stock options                                       -               -               -           (879,596)             -
 Cancellation of options                                       -               -               -          3,320,833              -
 Amortization of deferred compensation                         -               -               -          1,252,657              -
 Preferred dividends and beneficial
  conversion feature                                           -               -               -                  -              -
 Repurchase of common stock                                    -      (5,902,200)            (10)                 -              -
 Shareholders' receivable                                      -               -               -                  -              -
 Shares to be issued (including
  additional paid-in capital)                                  -               -               -                  -        389,583
                                                 ---------------     -----------     -----------     --------------    -----------

Balance, December 31, 1997                             1,581,337      (5,902,200)            (10)           (19,648)       389,583
 Net loss
 Unrealized gain on securities
 Sale of stock and warrants for cash                   5,285,000               -               -                  -              -
 Issuance of stock for noncash transactions                    -               -               -                  -              -
 Stock issuance costs                                    497,000               -               -                  -              -
 Exercise of stock options                                     -               -               -                  -              -
 Exercise of warrants                                   (464,000)              -               -                  -              -
 Cancellation of stock in connection with
  legal settlements                                            -               -               -                  -              -
 Conversion of preferred stock to common
  stock                                                        -               -               -                  -              -
 Amortization of deferred compensation                         -               -               -             19,648              -
 Preferred dividends and beneficial
  conversion feature                                           -               -               -                  -              -
 Common stock transferred to escrow                            -               -               -                  -       (389,583)
                                                 ---------------     -----------     -----------     --------------    -----------
Balance, December 31, 1998                       $     6,899,337      (5,902,200)    $       (10)    $            -    $         -
                                                 ===============     ===========     ===========     ==============    ===========

                                  (continued)

                See notes to consolidated financial statements

                       U.S. Digital Communications, Inc.

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         EQUITY (DEFICIT) - CONTINUED

                 Years ended December 31, 1996, 1997 and 1998

                                                                              Accumulated
                                                                               other com-                              Total
                                                        Stockholders'          prehensive        Accumulated       stockholders'
                                                         receivable          income (loss)         deficit            equity
                                                      ----------------      ---------------    ---------------   -----------------
Balance, December 31, 1995                            $              -      $      (345,313)   $  (6,329,829)    $        706,636
 Net loss                                                                                 -       (8,056,918)          (8,056,918)
 Unrealized gain on securities                                                      345,313                -              345,313
 Sale of stock for cash                                              -                    -                -            1,300,000
 Stock issuance costs                                                -                    -                -           (2,805,000)
 Options issued to placement agent                                   -                    -                -            2,800,000
 Deferred compensation related to
 grant of stock options                                              -                    -                -                    -
 Amortization of deferred compensation                               -                    -                -            2,927,083
                                                      ----------------      ---------------    -------------     ----------------

Balance, December 31, 1996                                           -                    -      (14,386,747)          (2,782,886)
 Net loss                                                                                 -       (4,685,185)          (4,685,185)
 Unrealized loss on securities                                                      (31,200)               -              (31,200)
 Sale of stock and warrants for cash                                 -                    -                -            4,306,944
 Issuance of stock for noncash transactions                          -                    -                -              109,600
 Stock issuance costs                                                -                    -                -           (1,785,888)
 Options issued to Placement Agent                                   -                    -                -            1,278,631
 Deferred compensation related to
  grant of stock options                                             -                    -                -                    -
 Cancellation of options                                             -                    -                -                    -
 Amortization of deferred compensation                               -                    -                -            1,252,657
 Preferred dividends and beneficial
  conversion feature                                                 -                    -       (1,629,916)            (249,916)
 Repurchase of common stock                                          -                    -                -                  (10)
 Shareholders' receivable                                     (200,000)                   -                -             (200,000)
 Shares to be issued (including
  additional paid-in capital)                                        -                    -                -              389,583
                                                      ----------------      ---------------    -------------     ----------------

Balance, December 31, 1997                                    (200,000)             (31,200)     (20,701,848)          (2,397,670)
 Net loss                                                            -                    -       (7,265,156)          (7,265,156)
 Unrealized gain on securities                                                       10,562                -               10,562
 Sale of stock and warrants for cash                                 -                    -                -            8,184,900
 Issuance of stock for noncash transactions                          -                    -                -              846,273
 Stock issuance costs                                                -                    -                -             (954,209)
 Exercise of stock options                                           -                    -                -              268,750
 Exercise of warrants                                                -                    -                -              858,000
 Cancellation of stock in connection with
  legal settlements                                                  -                    -                -              326,123
 Conversion of preferred stock to common
  stock                                                              -                    -                -                    -
 Amortization of deferred compensation                               -                    -                -               19,648
 Preferred dividends and beneficial
  conversion feature                                                 -                    -       (4,106,146)            (448,146)
 Common stock transferred to escrow                                  -                    -                -                    -
                                                      ----------------      ---------------    -------------     ----------------
Balance, December 31, 1998                            $       (200,000)     $       (20,638)   $ (32,073,150)    $       (550,925)
                                                      ================      ===============    ============-     ================

                                  (continued)

                See notes to consolidated financial statements

                       U.S. Digital Communications, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1996, 1997 and 1998

                                                                        1996                  1997                  1998
                                                                  ----------------      ----------------      ----------------
Cash flows from operating activities
     Net loss                                                    $     (8,056,918)        $  (4,685,185)        $  (7,265,156)
     Adjustments to reconcile net loss to net cash
     used in operating activities
      Depreciation and amortization                                        41,256               195,065               254,814
      Stock option compensation                                         2,927,083             1,252,657               528,690
      Loss on investments and disposal of equipment                       130,756                84,050                 9,630
      Reserve for advances to target companies                                  -                     -               615,536
      Changes in assets and liabilities
       Decrease (increase) in trade accounts
        receivable                                                              -               (96,380)               21,850
       Decrease in other receivables                                            -                20,000                     -
       (Increase) decrease in inventory                                         -                43,349              (687,150)
       Decrease (increase) in prepaid expenses                             69,522                13,042              (186,612)
       Increase in other noncurrent assets                                      -                (3,079)             (132,683)
       (Decrease) increase in accounts payable
        and accrued expenses                                            1,260,270              (520,463)             (404,060)
       Decrease in deferred revenue                                             -               (70,400)              (94,652)
       Increase in accrued interest on
        stockholder loans                                                  25,659               109,603               113,257
       Increase in minimum royalty obligation                             450,000                     -                     -
       Increase in due to former officers and
        shareholders                                                      300,000               324,905                     -
                                                                 ----------------      ----------------      ----------------

        Net cash used in operating activities                          (2,852,372)           (3,332,836)           (7,226,536)
                                                                 ----------------      ----------------      ----------------

Cash flows from investing activities
     Purchase of investments                                                    -              (125,000)                    -
     Capital expenditures                                                 (30,518)              (62,444)             (169,539)
     Advances to Skysite prior to acquisition                                   -              (231,039)                    -
     Patents and other expenditures                                       (13,838)                    -                     -
     Advances to stockholders                                            (116,478)                    -                     -
     Advances to target companies                                               -               (25,000)             (690,536)
                                                                 ----------------      ----------------      ----------------

        Net cash used in investing activities                            (160,834)             (443,483)             (860,075)
                                                                 ----------------      ----------------      ----------------

                                  (continued)

                       U.S. Digital Communications, Inc.

                 Years ended December 31, 1996, 1997 and 1998

                                                                   1996                  1997                  1998
                                                            ----------------      ----------------      ----------------
Cash flows from financing activities
  Borrowings from nonstockholders                           $      100,000         $     300,000          $    600,000
  Borrowings from stockholders                                     992,900               388,000                     -
  Repayment of stockholder borrowings                             (100,000)              (50,000)             (250,000)
  Principal payments under notes payable                            (5,970)              (10,237)              (16,240)
  Proceeds to exercise future common
     stock warrants                                                      -                     -               245,100
  Proceeds from issuance of common
     stock                                                       1,300,000                     -                     -
  Proceeds from issuance of preferred
     stock and warrants                                                  -             4,306,944             8,184,900
  Purchase of treasury stock                                             -                   (10)                    -
  Payment of dividends on preferred stock                                -              (113,985)                    -
  Payment of stock issuance costs, net                              (5,000)             (507,257)             (954,209)
  Proceeds from exercise of common
     stock options                                                       -                     -               268,750
  Proceeds from exercise of common
     stock warrants                                                      -                     -               858,000
                                                            --------------      ----------------      ----------------

       Net cash provided by financing activities                 2,281,930             4,313,455             8,936,301
                                                            --------------      ----------------      ----------------

       NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                                  (731,276)              537,136               849,690

Cash and cash equivalents, beginning                               739,930                 8,654               545,790
                                                            ----------------      ----------------      --------------

Cash and cash equivalents, end                              $        8,654         $     545,790          $  1,395,480
                                                            ================      ================      ==============

                                  (continued)

                       U.S. Digital Communications, Inc.

                 Years ended December 31, 1996, 1997 and 1998

                                                                  1996                  1997                  1998
                                                           -----------------     -----------------     -----------------
Supplemental disclosures of cash transactions
     Cash paid for interest                                 $          7,772      $         70,619      $         35,648
                                                           =================     =================     =================

Supplemental disclosures of noncash transactions
   Beneficial conversion feature on preferred stock        $               -      $      1,380,000      $      3,658,000
                                                           =================     =================     =================

   Acquisition of Skysite Communications Corporation
       Fair value of assets acquired                        $              -      $        420,622      $              -
       Liabilities assumed                                                 -               935,914                     -
                                                           -----------------     -----------------     -----------------


   Satisfaction of note payable and accrued interest
     with issuance of common stock                          $              -      $        109,500      $        663,484
                                                           =================     =================     =================

   Satisfaction of amounts due to former officers
     with issuance of common stock                          $              -      $              -      $        474,811
                                                           =================     =================     =================

   Satisfaction of accrued interest on amounts due to
     former officers with issuance of common stock          $              -      $              -      $        193,674
                                                           =================     =================     =================

   Common stock issued and transferred to escrow               $           -      $              -      $        389,583
                                                           =================     =================     =================

   Unpaid accrued dividends payable on preferred stock         $           -      $        135,931      $        448,146
                                                           =================     =================     =================

                See notes to consolidated financial statements

                       U.S. Digital Communications, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1997 and 1998

NOTE A - ORGANIZATION

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

  Acquisition of Skysite
  ----------------------

  On June 20, 1997, the Company entered into an agreement and plan of reorganization (the "Agreement") with Skysite. Under the Agreement, the Company was to issue 750,000 shares of common stock to the shareholders of Skysite, as well as options to purchase an additional 500,000 shares of restricted common stock at an exercise price of $.40 per share.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE A - OPERATIONS (Continued)

  Acquisition of Skysite (Continued)
  ----------------------

  The stock of Skysite was transferred to the Company on August 26, 1997. Subsequent to the acquisition, a dispute arose between the Company and the former President of Skysite related to the value of Skysite at the time of the acquisition. As a result of this dispute, the Company withheld the issuance of its shares. During 1998, the Company entered into an amended agreement with the shareholders of Skysite, except for the former President (who was originally allocated 240,000 shares). Under the terms of this amended agreement, the other shareholders' shares and options were placed in an escrow account in October 1998. The shareholders have all rights attributable to the escrowed stock, however, they have agreed that at such time when they elect to sell these shares, the first $200,000 of proceeds will be placed in escrow and paid to the Company, and the remaining shares and options will be released to the shareholders. The 240,000 shares due to the former President remain unissued, and the Company does not intend to issue such shares.

  On or about January 19, 1999, the former President filed a complaint against the Company alleging multiple claims, including breach of contract, breach of fair dealing, fraud, negligent misrepresentation, specific performance, conversion and trespass. On or about February 16, 1999, the former President filed an Amended Complaint in the above-referenced matter containing the same claims as those in the original Complaint. The claims arise out of the August 26, 1997 acquisition by the Company of all of the stock of Skysite, pursuant to the terms of the Agreement.

  The Company alleged that numerous misrepresentations were made in the Agreement. These defenses will be raised as a setoff to the former President's claim for stock and any damages related thereto. Given the early stages of the case, it is not possible to determine the likelihood of an unfavorable outcome on this matter. Therefore, the Company has not included an accrual for any possible loss in the accompanying financial statements.

  At the time of the acquisition, the Company also entered into an agreement with the former President of Skysite to issue options to purchase 146,961 shares of the Company's common stock, at an exercise price of $.40 per share, over the following 36 months in amounts to be determined by the company. The number of options granted to the former President of Skysite would be adjusted for any material breach of the agreement. In addition, the options to be granted were also based upon employment services, which were to be provided. No options have been granted to the former President since the Company believes the former President did breach the agreement, and no services were performed.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE A - OPERATIONS (Continued)

  Acquisition of Skysite (Continued)
  ----------------------

  The Company recognized the Skysite acquisition as a purchase for accounting purposes. The Company valued the acquisition at the fair value of the consideration given plus the liabilities assumed. The consideration given included the 510,000 shares and 500,000 options placed in escrow, less the $200,000 to be received from escrow when these shares are sold. This $200,000 receivable has been recognized by the Company as a reduction of stockholders' equity. The shares and options have been recorded at management's estimate of fair value which reflects a discount due to the restricted nature of the shares. The following is the valuation at August 26, 1997, the closing date of the acquisition, of consideration given:

     510,000 shares of Company common stock                                  $    214,583
     500,000 options to purchase Company common stock                             175,000
     Due from Skysite shareholders                                               (200,000)
     Advances made from the Company to Skysite prior to acquisition               231,039
                                                                              -----------

                                                                                  420,622

     Liabilities assumed                                                          935,914
                                                                              -----------

          Total purchase price                                               $  1,356,536
                                                                              ===========

  The Company allocated the purchase price based on the fair value of the assets acquired as follows:

     Current assets                                                    $   289,440
     Property and equipment                                                 11,474
     Other assets                                                            4,200
     Goodwill                                                            1,051,422
                                                                      ------------

                                                                       $ 1,356,536
                                                                      ============

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE A - OPERATIONS (Continued)

  Acquisition of Skysite (Continued)
  ----------------------

  The following unaudited proforma financial information presents the consolidated results of operations of the Company and Skysite as if the acquisition had occurred on January 1, 1996. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Skysite constituted a single entity during such periods.


                                                                  Year ended
                                                                 December 31,
                                                           ------------------------
                                                             1996            1997
                                                           --------       ----------
                                                                 (Unaudited)

          Proforma revenue                             $    704,179   $   1,243,961
          Proforma net loss available to
            common shareholders                          (8,898,614)     (6,810,549)
          Proforma net loss per share                         (0.41)          (0.33)

  Reorganization
  --------------

  In July 1998, the Company formed a new wholly-owned subsidiary, International Satellite Group, Inc. ("Insat"), to oversee its satellite communication operations, and transferred the common stock of Skysite Communications Corporation ("Skysite") to Insat. Additionally, Insat formed Project 77 Corp. ("Project 77") in 1998 as its other wholly-owned subsidiary primarily to market Iridium satellite telephone equipment and services.

  Realization of Assets
  ---------------------

  For the three years ended December 31, 1998, the Company has experienced significant losses due to its previous technology development activities and the losses from Skysite's operations. The success of the Company is dependent on its ability to generate adequate cash for operations and capital needs. Its ability to generate adequate cash for such needs is in part dependent on its success in increasing sales from Insat's products and services and the sale of new products and services. The Company has developed strategies to increase the sales of products and services, however, due to market conditions and other factors beyond its control, there can be no assurance the Company will be able to adequately increase product sales. Therefore, the Company may have to generate additional capital through the issuance of debt or equity securities. Although the Company believes it has the ability to raise additional capital, such an issuance may be dilutive to existing shareholders and there can be no assurance that adequate funds will be available, if at all, on terms that are reasonable or acceptable to the Company.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE A - OPERATIONS (Continued)

  Realization of Assets (Continued)
  ---------------------

  Therefore, the Company has developed a plan to implement certain cost control measures to mitigate its liquidity risk, and is seeking new products and services that will increase cash flow and reduce the reliance on Insat's products and services. If the Company is unable to generate adequate cash, there could be a material adverse effect on the business and financial condition of the Company.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Consolidation
  ---------------------------------------

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Insat, after eliminating intercompany balances and transactions. The amounts included for Skysite for the year ended December 31, 1997 represent all activity from August 26, 1997, the date of acquisition, to December 31, 1997.

  Use of Estimates
  ----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Management has estimated the fair value of its unregistered restricted stock and options given as consideration for the acquisition of Skysite, compensation to placement agents, satisfaction of debts and other obligations and compensation to nonemployee directors. Management's estimate of fair value included marketability discounts that were estimated based on arm's length transactions consummated with equity securities (e.g., settlement of debt and stock sales). In addition, management has made estimates in connection with the valuation allowance on the deferred income taxes, valuation allowance on notes receivable and the evaluation of potential impairment of goodwill.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cash Equivalents
  ----------------

  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 1998, substantially all funds are held at one financial institution and balances exceed the federally insured limits. The Company does not believe it is exposed to any significant credit risk on cash equivalents.

  Inventory
  ---------

  Inventory, which consists primarily of finished goods, is stated at the lower of cost or market on a first-in, first-out basis. Cost is determined using the weighted average cost method.

  Property and Equipment
  ----------------------

  Property and equipment are recorded at cost and are being depreciated over the estimated useful lives of the assets ranging from three to seven years, using accelerated methods. For property and equipment under capital lease, the assets are depreciated over the shorter of the remaining life of the lease or the useful life of the asset.

  Intangible Assets
  -----------------

  Intangible assets include the excess of purchase price over net assets received resulting from the acquisition of Skysite, which is being amortized over five years. As of December 31, 1997 and 1998, the unamortized balance was $981,327 and $771,039, respectively (net of accumulated amortization of $70,096 and $280,383, respectively).

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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Earnings (Loss) Per Common Share
  --------------------------------

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

                                                     1996               1997               1998
                                                ---------------    ---------------    ---------------
     Common shares to be granted under
       option arrangements, less shares
       assumed purchased at average
       market price                                   2,312,122          1,580,562            340,888

     Convertible preferred securities and
       related warrants                                       -            935,800          4,428,498
                                                ---------------    ---------------    ---------------

                                                      2,312,122          2,516,362          4,769,386
                                                ===============    ===============    ===============

  Financial Instruments
  ---------------------

  The carrying amounts of cash and cash equivalents, receivables and stockholder loans are a reasonable estimate of their fair value given their short-term nature. Investments in equity securities are carried at their fair value.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Deferred Compensation
  ---------------------

  The Company records stock option compensation as the difference between the exercise price of options granted and the fair value of the Company's common stock on the date of grant over the vesting period. Deferred compensation represents the unvested portion. The amount of deferred compensation recorded in 1996, 1997 and 1998 was $6,640,625, $879,596 and $-0-, respectively.
  Deferred compensation is amortized to expense during the vesting period of the related options.

  Comprehensive Income
  --------------------

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (net income (loss) plus all other changes in net assets from nonowner sources) and its components in the financial statements.

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

  Reclassifications
  -----------------

  Certain balances from 1996 and 1997 have been reclassified to conform to the current year presentation.

  Segment Information
  -------------------

  Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company is in one business segment, satellite communications, and follows the requirements of SFAS No. 131.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE C - INVESTMENTS

  In 1997, the Company loaned $50,000 to EDNET, an unrelated company. Under the terms of a loan agreement, if EDNET did not repay the loan by June 15, 1997, the Company would, and did, receive 65,000 shares of EDNET, which were restricted through June 15, 1998. The value of these shares on June 15, 1997 was $40,950. Due to the transaction, the Company has recognized a loss of $9,050, which is included in loss on investments in the accompanying financial statements. As of December 31, 1998, the fair value of these shares was approximately $0.31 per share. The Company has reflected the reduction in the fair value of this investment by recording a $20,638 unrealized loss in stockholders' equity in the accompanying consolidated balance sheet.

NOTE D - PROPERTY AND EQUIPMENT

  As of December 31, 1997 and 1998, property and equipment consists of the following:

                                                              1997                 1998
                                                       ----------------     --------------
     Office furniture and equipment                    $     176,623         $    256,875
     Computer and video equipment                             18,040               67,069
     Less accumulated depreciation                           (72,163)             (86,061)
                                                       ----------------     --------------

                                                       $     122,500         $    237,883
                                                       ================     ==============

  Depreciation expense for 1996, 1997 and 1998 amounted to $19,534, $35,430 and $54,156, respectively.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998


NOTE E - NOTES PAYABLE AND STOCKHOLDER LOANS

  As of December 31, 1997 and 1998, notes payable and stockholder loans consist of the following:

                                                                      1997                   1998
                                                               -----------------        ----------------
Note payable to stockholder, interest rate 8%,
  payable January 5, 1999 and February 28, 1999                  $     857,385           $    500,000
Note payable to stockholder, interest rate 8%,
  payable on demand                                                    105,000                      -
Note payable, interest rate 10%, payable April 2, 2000                       -                100,000
Notes payable, interest rate 10%, payable from
  September 12, 1999 through May 5, 2000                               300,000                800,000
Capital lease obligation, payable in monthly
  installments of $846 through February 6, 1999,
  including interest at an annual rate of 36.7%                          9,521                  8,521
Capital lease obligation, payable in monthly
  installments of $211 through May 1, 2001,
  including interest at an annual rate of 14.5%                          6,817                  6,314
Capital lease obligation, payable in monthly
  installments of $431 through February 13, 2001,
  including interest at an annual rate of 12.3%                         14,737                      -
                                                               -----------------     -----------------

          Total debt                                                 1,293,460              1,414,835
Less current maturities                                              1,291,843                814,835
                                                               -----------------     ------------------

                                                                 $       1,617           $    600,000
                                                               =================     ==================

  On April 15, 1997, the Company issued 160,000 shares of common stock in full satisfaction of a $100,000 note payable June 30, 1997. On this date, the outstanding balance on this note, including accrued interest was $109,500. No gain or loss was recognized by the Company in the settlement of the liability.

  On August 24, 1998, the Company entered into a settlement related to an amount owed to a shareholder of the Company. The balance owed to the shareholder, including interest and unreimbursed expenses totaled $1,033,951 as of December 31, 1997. Under the agreement, the Company issued 200,000 shares of its restricted common stock and made a $250,000 payment to the shareholder on September 1, 1998. Pursuant to the settlement, the Company was required to make two payments of $250,000 each on January 5, 1999 and February 28, 1999. The Company did not make these payments. No gain or loss was recognized by the Company in the settlement of the liability.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998


NOTE E - NOTES PAYABLE AND STOCKHOLDER LOANS (Continued)

  Future minimum payments of debt are as follows:

          Year ended December 31,
          ------------------------

          1999                                          $    814,835
          2000                                               600,000
                                                        ------------

                                                        $  1,414,835
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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE F - STOCKHOLDERS' EQUITY (Continued)

  Common Stock (Continued)
  ------------

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

  During 1998, the Company issued and cancelled 350,000 and 1,904,000 common shares, respectively, to former directors for full settlement of amounts owed. In addition, during 1998, the Company issued 505,000 common shares in exchange for options exercised, 286,000 common shares in exchange for 464,000 common stock warrants exercised, converted 637,500 Series A preferred shares for 637,500 common shares (see note F) and issued 50,000 common shares in connection with sale of 3,000 Series B preferred shares (see note I).

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998


NOTE F - STOCKHOLDERS' EQUITY (Continued)

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

  The first offering period was to expire on June 30, 1997; however, the Company closed that offering in February 1997 after selling 2,031,832 shares of Series A Preferred Stock with 1,015,916 warrants for a total consideration of $3,047,748. In August 1997, the Company again offered its Series A Preferred Stock and warrants with the offering period to expire March 31, 1998. The August 1997 memorandum was subsequently amended and the offering period was extended to July 31, 1998. The Company raised $3,460,500 through the issuance of 2,307,000 additional shares of Series A preferred stock and 1,153,300 warrants. The Company raised a total of $6,508,248 through the issuance of 4,338,832 total shares of Series A preferred stock in the two offerings. Of this amount, $2,184,900 was raised through the issuance of 1,456,600 shares during 1998.

  For every two Series A preferred shares purchased, the stockholder received one warrant (which expires three years after the date of execution of the subscription agreement) to purchase one share of common stock at an exercise price of $3.00 per share (the "preferred stock warrants"). The preferred stock warrants shall become exercisable in the same increments and on the same dates that the conversion rights with respect to the shares to which they are attached become vested, as described below. As of December 31, 1998, a total of 2,169,416 warrants had been issued and 286,000 warrants were exercised.

  The Company allocated the equity raised between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company allocated approximately $2,868,000 to the preferred stock and $3,640,000 to the warrants for the entire proceeds received under Series A through closing at July 31, 1998. As of December 31, 1998, the allocation, net of preferred shares converted and warrants exercised, amounted to approximately $2,450,000 and $3,200,000 for the preferred stock and warrants, respectively.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE F - STOCKHOLDERS' EQUITY (Continued)

  Preferred Stock (Continued)
  ---------------

  Series A (Continued)
  --------

  Series A preferred stockholders have the right to convert each share into one share of common stock as follows: a) 25% of the shares 90 days following the date the shares were issued (the initial conversion date) and b) 25% of the shares at the end of each of the three consecutive 90-day periods following the initial conversion date. No conversion of Series A preferred stock to common stock was made in 1997. In 1998, the Company converted 637,500 shares of Series A preferred stock to an equal number of shares of common stock.

  Six months after the date of issuance of the Series A preferred shares, the Company shall have the option to require the preferred stockholder to convert each of such shares into one share of common stock. Upon such conversion, all of the preferred stock warrants attached to such shares shall become fully exercisable.

  Each Series A preferred stockholder is entitled to receive quarterly dividends on the last day of March, June, September and December in an amount equal to 8% per annum of the stated value of the preferred stock. Dividends totaling $113,985 were paid in 1997. No dividends were paid in 1998. Additionally, the Company has recorded dividends payable totaling $584,077 at December 31, 1998.

  On the date of issuance of some of the Series A preferred stock, the purchase price of the shares was less than the quoted market price of the Company's common stock. Accordingly, the intrinsic value of this beneficial conversion feature is being accreted to preferred stock over the conversion rights period. Accretion of the beneficial conversion feature as of December 31, 1998 and 1997 totaled $3,658,000 and $1,380,000, respectively, and is reflected as an increase in the carrying value of the preferred stock and a dividend charge against accumulated deficit.

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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998


NOTE F - STOCKHOLDERS' EQUITY (Continued)

  Preferred Stock (Continued)
  ---------------

  Series A (Continued)
  --------

  Under the terms of the placement agent agreement related to Series A, the placement agent is entitled to (1) a placement fee based on a percentage of capital raised, (2) options to purchase common stock of the Company and (3) 5% of the proceeds related to exercise of warrants issued with the Series A preferred shares. The total fees earned and the value of the options granted through the closing at July 31, 1998 amounted to $2,037,151. In accordance with the placement agent agreement, on March 6, 1997, the placement agent was granted 2,800,000 options to purchase common stock of the Company at $0.3125 per share. On December 12, 1997, these options were canceled and the Company granted the placement agent 2,800,000 new options, for which the placement agent could exchange each option for .85 share of the Company's stock upon registration. On December 12, 1997, the Company valued the new options to be $1,278,631. The Company has recognized the value of the new options and the percentage fee earned by the placement agent and recorded this amount, which totaled $1,785,888 for the year ended December 31, 1997 as stock issuance cost, which is reflected as a reduction of additional paid-in capital. In addition, if all warrants issued in the Series A offering are exercised, the placement agent's 5% fee would increase by approximately $325,000. For the year ended December 31, 1998, the placement agent earned and was paid $251,264 and $42,900 for capital raised and warrants exercised, respectively.

  Series B
  --------

  In April 1998, the Company created a Series B issue of preferred stock, which it offered in a Regulation D Private Placement. The Company offered 3,000 shares of the 10,000,000 authorized shares of preferred stock at a purchase price of $1,000 per share. Each share had a stated value of $1,000 and a par value of $0.01 per share. The Series B offer closed on May 28, 1998. The Company issued all 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company. (See note I related to the placement agent fee.) The Series B preferred stock does not pay dividends and is nonvoting stock.

  Each share of Series B preferred stock shall be convertible into shares of the Company's common stock based upon a conversion formula, as defined in the offering agreement.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998



  NOTE F - STOCKHOLDERS' EQUITY (Continued)

  Preferred Stock (Continued)
  ---------------

  Series B (Continued)
  --------

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

  The Company has allocated the equity raised between the preferred stock and the warrants. Based on the valuation of each on the date of issuance, the Company allocated approximately $955,000 to the preferred stock and $2,045,000 to the warrants.

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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE F - STOCKHOLDERS' EQUITY (Continued)

  Preferred Stock (Continued)
  ---------------

  Series B (Continued)
  --------

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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE F - STOCKHOLDERS' EQUITY (Continued)

  Preferred Stock (Continued)
  ---------------

  Series B (Continued)
  --------

  On the date of issuance of the Series B preferred stock with the put provision, the conversion price under the put provision was less than the quoted market price of the Company's common stock. Accordingly, had the put provision been exercised at the date of issuance of the Series B preferred stock, the intrinsic value of the beneficial conversion feature would have been approximately $483,000. The put provision was recorded as an offsetting charge to shareholders' equity. The stock put rights will be amortized over the period of the put provision with an offsetting charge to accumulated deficit. The accretion of the intrinsic value of the beneficial conversion feature will be recorded ratably over the term of the put contract (two years from execution of the subscription agreement) based on the earliest dates the Company may put its shares.

  Series C
  --------

  In August 1998, the Company created a Series C issue of preferred stock. The Company offered 4,000 shares of the 10,000,000 authorized shares of preferred stock at a purchase price of $1,000 and no par value. When the offering ended September 1, 1998, the Company had issued 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company (see note I for discussion of placement agent fee). The Series C preferred stock does not pay dividends and is nonvoting stock.

  In conjunction with the offering, 495,000 warrants were issued to the Series C shareholders proportionate to each investor's number of shares purchased to the total shares offered. Each warrant entitles the holder to purchase shares of the Company's common stock at a price of $4.34. The exercise price and numbers of shares to be purchased may be adjusted from time to time based on computations included in the warrant agreement. Such warrants are exercisable for three years after closing of the Series C offering.

  The Company has allocated the equity raised between the preferred stock and the related warrants. Based on the valuation of each on the date of issuance, the Company allocated $1,802,000 to the preferred stock and $1,198,000 to the warrants.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE F - STOCKHOLDERS' EQUITY (Continued)

  Preferred Stock (Continued)
  ---------------

  Series C (Continued)
  --------

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

  The Company shall have the right in its sole discretion to redeem, prior to receipt of the notice of conversion, in whole or in part any shares of Series C preferred stock. The redemption price per share of common stock after conversion of the Series C preferred stock shall be calculated as 133% of the face value plus any unpaid penalty should the Company not effect the date of registration 150 days from closing. The Company shall not have a redemption privilege if the common stock is trading above $3.50 per share unless the holder agrees in writing to allow the Company to redeem such shares.

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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE F - STOCKHOLDERS' EQUITY (Continued)

  Preferred Stock (Continued)
  ---------------

  Series C (Continued)
  --------

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

  NOTE G - INCOME TAXES

  The components of the provision for income taxes for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                1996                  1997                  1998
                                          ---------------     -----------------     -----------------
     Deferred taxes (benefit)
       Federal                            $    (2,732,891)    $      (1,588,986)     $     (2,258,112)
       State                                     (482,609)             (246,430)             (422,802)
                                          ---------------     -----------------     -----------------

     Income tax benefit                        (3,215,500)           (1,835,416)           (2,680,914)

     Increase in valuation allowance            3,215,500             1,835,416             2,680,914
                                          ---------------     -----------------     -----------------

     Income tax provision                 $             -     $               -      $              -
                                          ===============     =================     =================

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998


NOTE G - INCOME TAXES (Continued)

  Components of the Company's deferred tax assets as of December 31, 1997 and 1998 are as follows:

                                                              1997                  1998
                                                      -----------------     -----------------
     Deferred tax assets
      Net operating loss carryforwards                  $     5,057,005       $     7,495,943
      Compensation related to stock options                   1,670,109             1,857,509
      Amortization of goodwill                                   18,627                73,203
                                                      -----------------     -----------------

          Total deferred tax assets                           6,745,741             9,426,655

     Valuation allowance                                     (6,745,741)           (9,426,655)
                                                      -----------------     -----------------

                                                        $             -       $             -
                                                      =================     =================

  Because of the uncertainty associated with future realization of the deferred tax assets, the deferred tax assets have been offset in total by a valuation allowance.

  The Company has net operating loss ("NOL") carryforwards for federal tax return purposes that may be offset against future taxable income. Prior to 1998, the Company did not file a consolidated federal income tax return and, accordingly, net operating losses prior to 1998 of $11,811,000 may be limited in future years. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. The August 26, 1997 Skysite acquisition resulted in a greater that 50% change in ownership for Federal income tax purposes. Accordingly, the net operating loss carryforward of Skysite at August 27, 1997 of approximately $337,000 will be limited in future years. If not used, the carryforwards will expire as follows.

                                                                   Operating losses
                                                                ---------------------

     2009                                                        $   1,076,200
     2010                                                            2,249,000
     2011                                                            5,111,700
     2012                                                            3,374,100
     2013                                                            6,020,000
                                                                ---------------------

                                                                 $  17,831,000
                                                                =====================

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE G - INCOME TAXES (Continued)

  Reconciliation of the statutory federal rate to the effective rates were as follows:

                                                     1996                    1997                  1998
                                             ----------------          ---------------       --------------
     U.S. federal statutory income
      tax rate                                         34.00 %                  34.00 %               34.00 %
     State income taxes, net of
      federal tax benefit                               4.71                     5.38                  5.57
     Amortization of intangibles assets                    -                     0.48                  0.94
     Valuation allowance                              (38.71)                  (39.86)               (40.51)
                                             ----------------          ---------------       --------------

                                                           - %                      - %                   - %
                                             ================          ===============       ==============

NOTE H - LEASES

  The Company has entered into several operating leases for office space and equipment that are to expire at certain times through 2001. Additionally, the Company has certain capital lease obligations for office equipment. As of December 31, 1998, the Company had the following minimum lease payments:

     Year ending December 31,
     ----------------------------
     1999                                                                  $   172,538
     2000                                                                       47,458
     2001                                                                       16,459
                                                                         ----------------

       Total minimum lease payments                                        $   236,455
                                                                         ================

  Total rent expense was $47,672, $62,844 and $134,958 for the years ended December 31, 1996, 1997 and 1998, respectively. The amount of related party rent expense was $11,400, $-0- and $-0- for the years ended December 31, 1996, 1997 and 1998, respectively. Included in the above are lease payments that were made by the Company on behalf of the former lessee in 1998. During 1998, Management completed the process of assuming this lease.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE I - COMMITMENTS AND CONTINGENCIES

  Employment Agreement
  --------------------

  In December 1998, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company. The agreement expires in June 2003. In addition to an annual salary and bonus, the agreement provides for the granting of 200,000 options annually at a price of $2.00 per share and additional options upon the achievement of certain performance measures. Pursuant to the agreement, the Company will advance $150,000 to the President and Chief Executive Officer to be used to exercise options to purchase common stock held by the President and Chief Executive Officer at December 31, 1998.

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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE I - COMMITMENTS AND CONTINGENCIES (Continued)

  Litigation
  ----------

  In December 1994, a former officer and director filed suit against the Company, claiming damages for breach of fiduciary duty, breach of oral agreement, interference with contractual relations, conspiracy, restitution and fraud. On April 4, 1995, the Company filed a counterclaim against the plaintiff for fraud, breach of fiduciary duty, declaratory relief, recession, intentional and negligent interference with prospective advantage and money loaned. On December 17, 1996, the Court entered summary judgment against the plaintiff on all claims against the Company. On February 5, 1997, all claims were dismissed and final judgment was entered. On February 11, 1997, the plaintiff filed a notice of appeal. On February 2, 1998, the Company and the plaintiff agreed to a settlement in which plaintiff would receive a certain number of the Company's common shares. The Company recognized a liability of $58,905 as of December 31, 1997, related to the settlement. During 1998, the Company issued 150,000 common shares to the former officer and director in full settlement of the liability. No gain or loss was recognized by the Company in the settlement of the liability.

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

  On December 20, 1996, a lawsuit was filed against the Company by one of the individuals discussed above and another individual formerly associated with the Company. The complaint alleged multiple claims including breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, wrongful termination and conversion, all arising out of the plaintiffs' employment with the Company. On March 25, 1997, the Company filed a counterclaim for misappropriation of trade secrets, conversion and breach of fiduciary duty. On June 25, 1997, the Company and the plaintiffs agreed to a settlement in which the Company would pay cash and provide options to purchase shares of registered Company common stock. The Company was unable to comply with the requirement because the Company does not have a registration statement on file with the SEC. On February 3, 1999, a new settlement agreement was reached.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE I - COMMITMENTS AND CONTINGENCIES (Continued)

  Litigation (Continued)
  ----------

  Under the terms of the new Settlement Agreement and Release, which supercedes the June 25, 1997 agreement, the U.S. District Court will order the Company to issue to each of the individuals 245,000 shares of unrestricted stock. These shares will be subject to a tradability schedule set forth in the new Settlement Agreement and Release, which has not yet been approved by the Court. The Company has recorded a liability of $266,000 as of December 31, 1998, related to the original settlement.

  In June 1997, a former director and officer filed a complaint against the Company, in which he requested the Court to declare that he could sell 220,000 shares of the Company's common stock standing in his name. The Company also filed a complaint against the former officer and director in which it asserted claims for breach of fiduciary duty, breach of a certain employment agreement, accounting as to a certain severance agreement, declaratory relief, fraud and conspiracy to defraud. In the declaratory relief claim, the Company alleged that the former director and officer is required, pursuant to a certain reverse stock split agreement, to return all of his issued and outstanding shares of the Company so that new certificates equal to one-half the shares presently standing in his name can be issued to him, the remaining shares to be retained by the Company. In September 1997, the former director and officer filed a counterclaim against the Company asserting claims for partial recission of the severance agreement, breach of the severance agreement, recission of a certain lock-up agreement, or in the alternative, breach of the lock-up agreement, and tortuous interference with economic advantage. An unfavorable outcome against the Company would not require the former officer and director to return his shares under the reverse stock split agreement. Additionally, the Company would be required to pay a maximum of $300,000 under the severance agreement among the former officer and director, and another individual claiming existence of an employment and/or consulting arrangement. The Company recognized a liability of $203,522 as of December 31, 1997, related to the settlement. During 1998, the former officer and director returned 1,032,000 shares and retained 350,000 unrestricted common shares, subject to a tradeability schedule, in full settlement of the liability. No gain or loss was recognized by the Company in the settlement of the liability.

  In November 1997, the individual claiming the existence of an employment and/or consulting agreement filed a complaint against the Company claiming recission for breach of a severance agreement, or in the alternative, breach of severance agreement. The settlement of this case would fall within the severance settlement in the above case.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE I - COMMITMENTS AND CONTINGENCIES (Continued)

  Litigation (Continued)
  ----------

  On September 1, 1998, a settlement agreement for all outstanding claims and obligations was reached between the Company and the former officer/director and the individual claiming existence of an employment and/or consulting agreement. Under the terms of the settlement agreement, 350,000 shares of the Company's common stock, previously transferred by the former officer/director to the individual claiming existence of an employment and/or consulting agreement can remain with the individual. The former officer/director returned his 1,032,000 remaining shares of the Company's common stock and the Company reissued him 350,000 shares of its common stock. The settlement also provides that the individual claiming existence of an employment and/or consulting agreement has the option to purchase the Company's former ED and UITI technologies for $50,000. This option was exercised on November 1, 1998.

  On June 28, 1998, the Company and CBS Corporation agreed to a settlement for amounts past due, owed to CBS by Skysite. Under the settlement, the Company was required to pay CBS $430,000. In 1998, the Company made payment and CBS released all of its prior claims and security interests against the Company.

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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998


NOTE I - COMMITMENTS AND CONTINGENCIES (Continued)

  Supplier Agreement
  ------------------

  Skysite is subject to a "take-or-pay" provision pursuant to an agreement with a supplier of private network satellite products and services. Under this agreement, Skysite made payments totaling $418,593. Effective January 1, 1998, Skysite executed a new agreement with the supplier requiring Skysite to make future minimum purchases from the supplier as follows (assuming no cancellation of the agreement under termination provisions described below).

     Year ending December 31,
    --------------------------
     1999                                                 $     572,000
     2000                                                       892,000
     2001                                                     1,212,000
     2002                                                     1,532,000
     2003                                                     1,852,000
     2004                                                     2,172,000
     2005                                                     1,206,000
                                                          -------------

     Total                                                $   9,438,000
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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE J - STOCK OPTIONS

  The following table summarizes stock option activity under the Company's various stock option arrangements.

                                                                                          Weighted
                                                                                           average
                                                Options         Exercise price per         exercise
                                              outstanding              share                price
                                           --------------     ---------------------    --------------
     Balance, December 31, 1995                 2,167,600     $               0.625    $       0.6250
      Granted                                   1,145,000                     0.625            0.6250
      Granted (immediately
       exercisable)                                75,000                10.5625-11           10.7100
      Exercised                                  (400,000)                    0.625            0.6250
      Cancelled/Expired                                 -                         -                 -
                                           --------------     ---------------------    --------------

     Balance, December 31, 1996                 2,987,600                  0.625-11            0.8780
      Granted                                   2,860,000                    0-0.88            0.1500
      Granted (immediately
       exercisable)                               568,000             0.3125-2.6250            0.9146
      Exercised                                         -                         -                 -
      Cancelled/Expired                          (400,000)                        -            0.6250
                                           --------------     ---------------------    --------------

     Balance, December 31, 1997                 6,015,600                      0-11            0.5100
      Granted (immediately
       exercisable)                             1,266,000             0.3125-4.6875            1.6700
      Exercised                                  (505,000)             0.3125-0.625            0.5322
      Cancelled/Expired                          (827,400)                    0.625            0.6250
                                           --------------     ---------------------    --------------

     Balance, December 31, 1998                 5,949,200     $                0-11    $       0.7400
                                           ==============     =====================    ==============

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE J - STOCK OPTIONS (Continued)

  The following table summarizes the status of options outstanding as of December 31, 1998.

                                               Weighted average
                                                   remaining          Number
          Exercise price        Number         contractual life     exercisable
      -----------------    ---------------   -------------------   -------------
          $      0.0000     2,380,000                  1.2                   -
                 0.3125       378,000                  3.1             378,000
                 0.4000       300,000                  1.7             300,000
                 0.5000       120,000                  3.3             120,000
                 0.6250     1,380,200                  1.9           1,380,200
          0.8733-0.9688       240,000                  3.6             120,000
           0.1.00-2.625       734,000                  2.8             734,000
                 3.5000        22,000                  2.9              22,000
          4.0038-4.8672       320,000                  4.6             320,000
            10.563-11.0        75,000                  2.3              75,000
          -------------     ---------              -------           ---------

          $      0-11.0     5,949,200                  2.1           3,449,200
          =============     =========              =======           =========

  The Company has adopted three stock option plans under which it has granted options to purchase shares of the Company's Common Stock. In addition, the Company has granted additional options to purchase shares of Common Stock outside of any stock option plan. As of December 31, 1998, the shares underlying the stock options have not been registered with the Securities and Exchange Commission, or under the securities laws of any applicable state. The Company has granted the foregoing options and permitted the issuance of shares of Common Stock upon the exercise of certain stock options in reliance on the exemption from registration found in Section 4(2) of the Act or Rules 505 or 506 promulgated thereunder and similar state securities exemptions. Section 4(2) of the Act exempts from the registration requirements of Section 5 of the Act those transactions by an issuer not involving a public offering. If it is determined at a later date that the grant of the aforementioned stock options or the issuance of Common Stock pursuant to the exercise thereof involved a public offering for which the Company cannot find an exemption, then the Company will have committed a Section 5 violation, or a violation of similar state securities laws, and may be subject to suit by shareholders pursuant to
  Section 12 of the Act or such other similar state securities laws. A successful suit under Section 5 or 12 of the Act or their state securities law counterparts could have a material adverse effect on the Company's business, financial condition or results of operations.

                       U.S. Digital Communications, Inc.

                      December 31, 1996, 1997 and 1998

NOTE J - STOCK OPTIONS (Continued)

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

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE J - STOCK OPTIONS (Continued)

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

  During 1998, the Company granted 1,266,000 options to employees and nonemployee directors. The options were issued under various arrangements with different terms and vesting periods. During 1998, 505,000 options were exercised and 827,400 options were cancelled.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE J - STOCK OPTIONS (Continued)

  Proforma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted-average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 was $10.14, $1.26 and $0.82, respectively. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                   1996                1997             1998
                                --------------     --------------     ---------
      Expected life (in years)         3                  3               3
      Risk-free interest rate        6.5%               6.1%            6.5%
      Volatility factor             20.0%             150.0%          150.0%

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

  Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following proforma amounts:

                                                            December 31,
                                      ------------------------------------------------------
                                          1996                 1997                1998
                                      -----------       ---------------      ---------------
     Net loss available to common
     stockholders
       As reported                    $  (8,056,918)    $   (6,315,101)      $   (11,371,320)
       Proforma                          (8,236,918)        (6,703,585)          (11,649,998)

     Net loss per common share
       As reported                    $       (0.37)    $        (0.31)      $         (0.69)
       Proforma                               (0.38)             (0.32)                (0.70)

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE K - LICENSE FEE INCOME

  In January 1995, the Company entered into a license agreement with Digital Sciences, Inc. to license its "ED" technology and services, and received an initial license fee paid in the form of 250,000 shares of Digital Sciences, Inc. common stock with a fair value of $629,688. The Company recognized this stock receipt as income during 1995 as management believed that all of the requirements of the Company under the agreement were completed during the year. In addition, Digital Sciences, Inc. agreed to pay a license fee based on a percentage of gross revenue derived from the use of the ED technology and services. The Company did not receive any such license fees in 1998, 1997 or 1996.

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

NOTE L - LICENSE FEE EXPENSE

  In 1994, as part of an agreement with NTN Communications, Inc. (NTN), the Company incurred and expensed a license fee of $250,000. Of this fee, $200,000 was paid in 1994. The remaining $50,000 has not been paid and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The initial term of the agreement expires December 13, 2001. Unless terminated, the agreement will be extended for a period of seven years. The Company has a nonexclusive worldwide license to promote, market and develop an online computer service, which was to be provided by NTN, for use with the Company's now abandoned product. The technology of the computer service provides two-way interactive computerized games that are broadcast to multiple locations, can be played by multiple participants at each location and allow the retrieval and processing of data entered by the participants. The Company is required to pay usage royalties as defined in the agreement. The Company has not used the NTN online computer service and has not paid any royalties to NTN. The Company has abandoned this product and does not intend to use the NTN service in the future.

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

NOTE L - LICENSE FEE EXPENSE (Continued)

  In January 1996, the Company finalized an agreement with a technology company, for a nonexclusive, nontransferable license to its computer operating system technology. The initial term of the agreement expired December 26, 1998. Unless terminated, in accordance with the terms of the agreement, the agreement is to be renewable for subsequent three-year periods at the licensee's option. Since the agreement was not terminated, it renewed for a three-year period. The Company is required to pay usage royalties as defined in the agreement. In January 1996, the Company paid an initial royalty deposit of $450,000 to the licensor, and recognized this payment as research and development expense. The Company also recorded an additional liability in the amount of $450,000 for the unpaid portion of the minimum royalty. As of December 31, 1998, the Company has not utilized the license and, accordingly, no usage royalties have been recorded by the Company.

NOTE M - SIGNIFICANT CUSTOMERS/SUPPLIERS

  A significant portion of the Company's net revenue is derived from a limited number of customers. During the year ended December 31, 1998, approximately 17% of the Company's total net revenue was derived from one customer. In addition, as of December 31, 1998 one customer accounted for approximately 11% of Trade accounts receivable.

  In addition, during the year ended December 31, 1998, the Company purchased its supplies from four suppliers - CBS Corporation (formerly Westinghouse Electric), American Mobile Satellite Corporation, Mitsubishi Electronics America and Iridium North America, L.P.

NOTE N - RELATED-PARTY TRANSACTIONS

  During 1996, the Company made advances to stockholders of $116,478. The advances were forgiven during 1996 and accounted for as compensation expense.

NOTE O - ADVANCES TO NON-AFFILIATES

  In April and August 1998, the Company made loans totaling $510,000 to a target company in a potential acquisition. The original notes bear interest at 10% per annum and were due in December 1998. The notes were amended and extended to March 31, 1999 and July 31, 1999. Management has recorded a reserve at December 31, 1998 due to the target company's early state of development.

NOTE O - ADVANCES TO NON-AFFILIATES

                       U.S. Digital Communications, Inc.

                       December 31, 1996, 1997 and 1998

  In December 1997 and January 1998, the Company made advances totaling $25,000 and $136,000, respectively, to another target company in a potential acquisition. The advances bear interest at 12% per annum and are secured by the common stock of the target company. The advances were due in September 1998. In October 1998, the Company filed a lawsuit against the target company to collect the outstanding amounts due to the Company. At December 31, 1998, management has recorded a reserve against the amounts due to the Company.

NOTE P - SUBSEQUENT EVENTS

  Series C Preferred Stock
  ------------------------

  In January 1999, the Company again offered its Series C preferred stock and warrants. The offering period expired February 28, 1999. In connection with the second offering, the Company issued 200 shares of Series C preferred stock and 6,600 warrants and received net proceeds of $178,000. Based on the valuation of each on the date of issuance of the second offering, the Company will fully allocate $188,120 to the preferred stock and $11,880 to the warrants. In addition, the Company will record a beneficial conversion feature of approximately $61,000.

  Asset Acquisition
  -----------------

  In January 1999, the Company entered into an agreement with an unrelated company to purchase certain assets and technology for $350,000. The Company paid $50,000 in January 1999 and signed a $300,000 promissory note at 8% per annum payable in installments of $100,000 in February 1999 and the remainder in April 1999.

  Employment Agreements
  ---------------------

  In connection with the above asset acquisition, the Company entered into an employment agreement with the founder of the unrelated company. The agreement commenced on January 1, 1999 for a three year period ending December 31, 2001 for an annual salary of $160,000 plus a discretionary bonus. In addition, the Company will grant 100,000 options to the founder at an exercise price of $3.50 per share, vesting immediately and exercisable through December 31, 2001.

  In addition, the Company entered into an employment agreement with an employee commencing January 1, 1999 for an annual salary of $130,000 plus a discretionary bonus. The employment agreement may be terminated with or without cause by the Company or the employee and does not automatically renew.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors And Executive Officers

     The following table sets forth the names, ages as of February 28, 1999 and business experience of the directors and executive officers of the Company. Directors of the Company hold their offices for a term of one year or until their successors are elected and qualified. Officers of the Company serve at the discretion of the Board of Directors of the Company.

                 Name               Age                             Position
------------------------------    --------      -----------------------------------------------------
Robert Wussler                      61          Chairman of the Board, President and Chief Executive
                                                Officer of the Company

Edward Kopf                         51          Executive Vice President and Secretary of the Company

David Ives                          46          Vice President, Treasurer and Controller of the Company

Charles Maynard                     54          Chief Executive Officer of Insat

Philip Kernan                       48          President and Chief Financial Officer of Insat

Lawrence Siegel                     49          Director of the Company

Thomas Glenndahl                    51          Director of the Company

Henrikas Iouchkiavitchious          63          Director of the Company

A. Frans Heideman                   56          Director of the Company


     ROBERT WUSSLER. Mr. Wussler has been Chairman of the Board since March 1997, a Director of the Company since May 1996 and President and Chief Executive Officer of the Company since July 1998. Mr. Wussler has been a Director of Skysite since August 1997. From June 1995 to May 1998, Mr. Wussler was the President and Chief Executive Officer of Affiliate Enterprises, Inc., a television syndication company. Since February 1992, Mr. Wussler has been the President and Chief Executive Officer of the Wussler Group, a media consulting group. From 1989 to 1992, he was the President and Chief Executive Officer of COMSAT Video Enterprises, which was in the business of satellite delivery of entertainment to the U.S. lodging industry. Mr. Wussler is the former President of CBS Television and of CBS Sports and is the former Senior Executive Vice President of Turner Broadcasting System, Inc. Mr. Wussler is a member of the Board of Directors of the following public companies: EDnet, INC. (OTC - DNET); Nostalgia Network, Inc. (OTC - NNET); The Translation Group, Ltd. (OTC - THEO); and Beachport Entertainment Corporation (OTC -BPRT).

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

     The Bylaws of the Company require that the Board of Directors be comprised of not less than three nor more than nine members. There are currently five members of the Board of Directors and one vacancy. The Company did not hold an annual meeting of shareholders in 1997 and 1998. The Company intends to hold its next annual meeting of shareholders in May 1999.

SECTION 16(a) COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and greater than ten percent shareholders of a registered class of the Company's equity securities to file reports of beneficial ownership and changes of beneficial ownership with the Securities and Exchange Commission.

  Based solely upon a review of Forms 3, 4 and 5 delivered to the Company by its officers, directors and greater than 10% shareholders, it appears that the following reports were not timely filed: Mr. Glenndahl (Form 3); Donald Gilbreath (Form 3); Roger Remillard (Form 3); William Buck (Form 3); Hugh Jencks (Form 3); Jerome Greenberg (Form 3); Mitchell Melamed (Form 3); Robert Reid (Form 3); Mr. Wussler (Form 3); and Mr. Siegel (Form 3); Mr. Maynard (Form 3); Mr. Kernan (Form 3); Mr. Kopf (Form 3); Mr. Ives (Form 3); Mr. Heideman
(Form 3); and Mr. Iouchkiavitchious (Form 3).

ITEM 11.  Executive Compensation

     The following table sets forth the annual and long-term compensation paid by the Company for services performed on the Company's behalf for the fiscal years ended December 31, 1996, 1997 and 1998, with respect to those persons who were, as of December 31, 1998, the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers who earned over $100,000 during the year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                         Annual                                           Long Term
                                      Compensation                                   Compensation Awards
                                     ---------------                                 -------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                         Securities
                                                                       Other Annual  Underlying Options    All Other
    Name and Principal Position           Year         Salary   Bonus  Compensation  (Number of Shares)   Compensation
    ---------------------------           ----         ------   -----  ------------  ------------------   ------------
----------------------------------------------------------------------------------------------------------------------
Robert Wussler,                           1998(1)     $189,583    --        --              80,000           $ 54,140
Chairman of the Board, President          1997              --    --        --             160,000                 --
 and Chief Executive Officer of           1996              --    --        --              25,000                 --
 the Company
----------------------------------------------------------------------------------------------------------------------
Lawrence Siegel,                          1998(2)           --    --        --             160,000            112,497
President and Chief Executive             1997(2)      250,288    --        --             160,000                 --
 Officer of the Company                   1996              --    --        --                  --                 --
----------------------------------------------------------------------------------------------------------------------
William Buck,                             1998              --    --        --                  --                 --
President and Chief Executive             1997(3)           --    --        --                  --                 --
 Officer of the Company                   1996          60,000    --        --                  --                 --
----------------------------------------------------------------------------------------------------------------------
Charles Maynard,                          1998         171,999    --        --              60,000                 --
Chief Executive Officer of Insat,         1997          64,000    --        --              60,000                 --
 Skysite and Project 77                   1996              --    --        --                  --                 --
----------------------------------------------------------------------------------------------------------------------
Philip Kernan,                            1998         161,020    --        --              54,000                 --
President and Chief Financial             1997              --    --        --              54,000                 --
 Officer of Insat, Skysite and            1996          50,002    --        --                  --                 --
 Project 77
----------------------------------------------------------------------------------------------------------------------

_____________

(1) Mr. Wussler was appointed President and Chief Executive Officer in July 1998. Prior to July 1998, Mr. Wussler received payments as a consultant.

(2) Upon the resignation of Mr. Buck, Mr. Siegel replaced him as interim President and Chief Executive Officer of the Company in January 1997, and in March 1997, Mr. Siegel was appointed to such position until May 1998, when Mr. Wussler succeeded him. During 1998, Mr. Siegel received payments as a consultant.

(3) Mr. Buck resigned from his position as President and Chief Executive Officer of the Company on January 8, 1997.

THE STOCK OPTION PLANS

     The Company has adopted three stock option plans, two of which, the 1996 Stock Option Plan and the 1998 Stock Option Plan, were adopted to provide a means of performance-based compensation in an effort to attract and retain qualified personnel. The Company can grant no further options pursuant to the terms of its third stock option plan.

     1996 Stock Option Plan

     Effective May 1996, the Board of Directors adopted the 1996 Non-Employee Directors' Stock Option Plan (the "1996 Stock Option Plan"). The 1996 Stock Option Plan provides for the grant of stock options to the non-employee Directors of the Company. The terms of the 1996 Stock Option Plan provide that the exercise price of any options granted shall be no less than the fair market value of the Common Stock at the time of grant. The exercise period for any options granted under the 1996 Stock Option Plan is five years.

     The 1996 Stock Option Plan authorizes the grant of options to purchase 300,000 shares of Common Stock and as of December 31, 1998, 300,000 shares underlying the options were available for issue upon the exercise of such options. Subject to anti-dilution provisions for a stock split, stock dividend, combination or exchange of shares, recapitalization or other change in the capital structure of the Company, corporate separation or division of the Company, sale by the Company of all or a substantial portion of its assets, reorganization, rights offering, a partial or complete liquidation, or any other similar corporate transaction, the Board of Directors may adjust the number of shares available for grant under the 1996 Stock Option Plan, the number of shares underlying outstanding options, the exercise price of outstanding options and any other characteristics the Board of Directors deems necessary or appropriate. In the event of a change in control, as defined in the 1996 Stock Option Plan, any options not currently exercisable will become exercisable immediately upon the occurrence of an event constituting a change in control. Unless previously terminated by the Board of Directors, no options may be granted under the 1996 Stock Option Plan after December 31, 2000.

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

     The 1998 Stock Option Plan authorizes the grant of options to purchase, and Awards of 6,000,000 shares of the Company's Common Stock, and as of December 31, 1998, 6,000,000 shares underlying the options were available for issue upon the exercise of such options. The number of shares reserved for issuance under the 1998 Stock Option Plan is subject to anti-dilution provisions for stock splits, stock dividends and similar events. If an option granted under the 1998 Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or awards under the 1998 Stock Option Plan.

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

     The Board of Directors may from time to time revise or amend the 1998 Stock Option Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding Award without such participant's consent or may, without shareholder approval, increase the number of shares subject to the 1998 Stock Option Plan, modify the employees or class of employees to participate under the 1998 Stock Option Plan, or extend the maximum option term under the 1998 Stock Option Plan.

     As of December 31, 1998, the Company has granted options to purchase 777,000 shares of Common Stock at a per share exercise price ranging from $0.81 to $4.88, vesting from time to time from the date of grant under the 1998 Stock Option Plan.

     In 1995, the Company adopted a stock option plan which permitted the grant of options to purchase up to 2,400,000 shares of the Company's common stock pursuant to Rule 701 of the Securities Act (the "1995 Stock Option Plan"). Rule 701 exempts the sale of securities pursuant to the exercise of stock options for those companies that are not required to make reports pursuant to Section 13 or 15(d) of the Exchange Act, if certain other conditions and restrictions are satisfied. Because the Company is required to file reports pursuant to Section 13 of the Exchange Act, the Company can no longer grant options pursuant to this Plan. The Company has granted options to purchase 895,200 shares pursuant to the 1995 Stock Option Plan, of which, 10,000 shares have been issued, 200,000 have been cancelled and 685,200 are available for issue upon the exercise of such options. All grants made pursuant to the 1995 Stock Option Plan were made at a per share exercise price of approximately $0.63.

Non-Employee Director Stock Option Grants

     In 1996, an option to purchase 25,000 shares of Common Stock was awarded to each of the non-employee directors under the original terms of the 1996 Non-Employee Directors' Stock Option Plan. As of March 1997, the terms of that plan were amended by the Board of Directors so as to award each non-employee Director an option to purchase up to 40,000 shares of Common Stock, every quarter, with the options vesting on the 15th day of the month preceding the following quarter. From the adoption of the 1996 Stock Option Plan through December 31, 1998, the Company has granted non-employee directors 300,000 options pursuant to the terms of that plan, as amended, 480,000 options pursuant to the terms of the 1998 Stock Option, Deferred Stock and Restricted Stock Plan (the "1998 Stock Option Plan") and 255,000 under no specific plan. None of the shares underlying any of the Company's stock option plans have been registered with the Securities and Exchange Commission. Furthermore, many of the option grants were not granted pursuant to a written plan. For the potential consequences of such option grants, see "Risk Factors--Risks Associated With Stock Option Grants." Non-employee members of the Board of Directors are entitled to a retainer fee of $6,000 per year, payable monthly, and $1,000 per meeting attended, as well as reasonable expenses incurred in attending such meetings. No family relationships exist between any of the Directors or executive officers of the Company or Skysite.

Option Grants in Last Fiscal Year

     The following table sets forth certain information regarding options granted under the Employee Stock Option Plan and under no specific plan during the fiscal year ended December 31, 1998 to the Named Executive Officers:

                OPTION GRANTS FOR YEAR ENDED DECEMBER 31, 1998

                      (Individual Grants in Fiscal Year)

                        Number of       Percent of                                              Potential Realizable Value at
                        Securities    Total Options                                             Assumed Annual Rates of Stock
                        Underlying     Granted to      Exercise                                 Price Appreciation for Option
      Name              Options in    Employees in       Price     Expiration Date                          Term
                        Fiscal Year    Fiscal 1998     Per Share
                           1998                           (1)                                 0%($)         5% ($)          10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Robert Wussler/2/        40,000            13.6         $  1.41         1/1/03                 -           15,582            34,433
                         40,000            13.6         $  1.00         4/1/03                 -           11,051            24,420
Lawrence Siegel/2/       40,000            13.6         $  1.41         1/1/03                 -           15,582            34,433
                         40,000            13.6         $  1.00         4/1/03                 -           11,051            24,420
                         40,000            13.6         $  4.86         7/1/03                 -           53,709           118,683
                         40,000            13.6         $  4.00        10/1/03                 -           44,205            97,681
William Buck                  -               0               -              -                 -                -                 -
Charles Maynard/3/       10,000             3.4         $0.3125        1/31/02             1,725            2,770             3,976
                         10,000             3.4         $0.3125        2/28/02                 -              133               799
                         10,000             3.4         $0.3125        3/31/02                 -              254               945
                         10,000             3.4         $0.3125        4/30/02             6,155            8,155            10,462
                         10,000             3.4         $0.3125        5/31/02            12,345           15,679            19,525
                         10,000             3.4         $0.3125        6/30/02            12,965           16,433            20,432
Philip Kernan/3/          9,000             3.1         $0.3125        1/31/02             1,553            2,493             3,976
                          9,000             3.1         $0.3125        2/28/02                 -              119               719
                          9,000             3.1         $0.3125        3/31/02                 -              229               851
                          9,000             3.1         $0.3125        4/30/02             5,540            7,339             9,416
                          9,000             3.1         $0.3125        5/31/02            11,111           14,111            17,572
                          9,000             3.1         $0.3125        6/30/02            11,669           14,789            18,389
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                   354,000           120.4                                           63,061          233,685           440,735
-----------------------------------------------------------------------------------------------------------------------------------

(1) All grants of options have been made with exercise prices equal to or above fair value as determined by the Company at date of grant.
(2) Grants vests 75 days after award and have a term of 5 years.
(3) Grants vest on award and have a term of 4 years.


Option Exercises And Year-End Option Values

     No options were exercised in fiscal year 1998 by any of the Named Executive Officers. The following table sets forth, as of December 31, 1998, the number of stock options and the value of unexercised in-the-money stock options held by the Named Executive Officers.




                                        Number of  Securities                              Value of Unexercised
                                       Underlying Unexercised                            In-The-Money Options(1)
          Name                         Options at December 31, 1998                       at December 31, 1998
          -----                        -----------------------------                      --------------------
----------------------------------------------------------------------------------------------------------------------------
                         Exercisable             Unexercisable              Exercisable           Unexercisable
                         -----------             -------------              ------------          --------------
-----------------------------------------------------------------------------------------------------------------------------
Robert Wussler             265,000                    0                         $ 78,752                 0
Lawrence Siegel            320,000                    0                         $ 78,752                 0
William Buck                     0                    0                                0                 0
Charles Maynard            120,000                    0                         $118,500                 0
Philip Kernan              108,000                    0                         $106,715                 0
-----------------------------------------------------------------------------------------------------------------------------
TOTAL:                     813,000                    0                         $382,719                 0
-----------------------------------------------------------------------------------------------------------------------------

(1) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the option at fiscal year-end.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a Compensation Committee of the Board of Directors. Decisions regarding the compensation of the Company's executive officers are made by the Board. The only current or former officers or employees of the Company that participated in decisions regarding the compensation of the executive officers of the Company during the year ended December 31, 1998 were Mr. Wussler, Mr. Siegel, Mr. Kopf, and Jerome Greenberg, the Company's former Chairman of the Board, Vice President and Treasurer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The table below is based on information obtained from the persons named below with respect to the shares of Common Stock beneficially owned, as of December 31, 1998 (except as noted below), by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.

                                                           NUMBER OF SHARES                PERCENTAGE OF SHARES
            NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED               BENEFICIALLY OWNED4
-------------------------------------------------    ---------------------------   ----------------------------------
William Buck(1)                                                 350,000                                  2.1
Robert Wussler (2) (3)                                          265,000                                  1.6
Edward Kopf                                                           0                                    *
David Ives                                                            0                                    *
Charles Maynard (3)                                             120,000                                    *
Philip Kernan (3)                                               108,000                                    *
Thomas Glenndahl (2) (3)                                        345,000                                  2.1
Lawrence Siegel (2) (3)                                         320,000                                  1.9
A. Frans Heideman (2) (3)                                       120,000                                    *
Henrikas Iouchkiavitchious (2) (3)                              120,000                                    *
All directors  and executive officers as a                    1,748,000                                  9.6
group (8 persons)

____________
* Less than one percent.

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

(4) The percentage of beneficial ownership is calculated using 16,449,800 shares of Common Stock which were outstanding on December 31, 1998. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable within 60 days of December 31, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing percentage ownership of any other person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

   William Buck

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

     In June 1997, the Company filed a complaint against Mr. Buck in the United States District Court for the Northern District of Illinois, Eastern Division asserting claims for breach of fiduciary duty, breach of employment agreement, accounting as to his severance agreement, fraud and conspiracy to defraud. The Company requested declaratory relief seeking the return of Mr. Buck's certificates for the Company's Common Stock so that new certificates equal to one-half of those surrendered would be reissued to Mr. Buck in accordance with the terms of a reverse stock split agreement. In September 1997, Mr. Buck filed a counterclaim against the Company alleging breach of the severance agreement, breach of a lock-up agreement and tortious interference with economic advantage. See "Business--Legal Proceedings" for a more detailed description of the lawsuit.

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

   Jerome Greenberg

     On June 20, 1997, Jerome Greenberg agreed to contribute to the Company's treasury 5,902,200 shares of Common Stock that he beneficially owned in exchange for $10 and an agreement by the Company to use 6% of the funds raised from the sale of its Series A Preferred Stock to repay outstanding notes payable owed to Mr. Greenberg. As a result of this contribution, Mr. Greenberg retained 655,800 shares (plus options to purchase an aggregate of 100,000 shares of Common Stock). The Company entered into a settlement agreement with Mr. Greenberg on August 24, 1998 whereby the Company agreed to grant 200,000 shares of Common Stock to Mr. Greenberg and to pay him an aggregate of $750,000 in three equal installments on September 1, 1998 and January 5 and February 28, 1999 as payment in full for the Company's outstanding obligation. As of

January 31, 1999, the Company has only paid the first installment which was due on September 1, 1998.

   Donald Gilbreath

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

   Roger Remillard

     In June 1997, Roger Remillard, a former Director of the Company, and his wife filed a complaint in the United States District Court for the District of Colorado alleging that the Company wrongfully refused to remove legends from certain of the Remillards' shares of the Company's Common Stock, that the Company refused to permit the Remillards to exercise certain vested stock options, that the Company wrongfully interfered with a private contract of Mr. Remillard with a third party and that the Company failed to pay certain sums to Mr. Remillard under a demand promissory note. In July 1998, the Company and the Remillards entered into a settlement agreement in which the Remillards were allowed to retain a majority of their 1,192,000 shares of the Company's Common Stock with all restrictive legends removed. The Remillards are subject to a restrictive tradeability schedule as to the disposition of said shares. Pursuant to the settlement agreement, the Remillards were permitted to retain 200,000 stock options, which must be exercised before January 1, 1999. See "Business-- Legal Proceedings" for a more detailed description of the lawsuit.

   Robert Wussler

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

     For a description of the formation of the Company and transactions with "Promoters" of the Company within the meaning of the regulations promulgated by the Commission pursuant to the provisions of the Securities Act, see "Business - Background" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  The following financial statements are filed as part of this Form 10-K:

            The following consolidated financial statements of the Company and its subsidiaries:

        .    Consolidated Balance Sheets at December 31, 1997 and 1998.

        . Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998.

        . Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1997 and 1998.

        . Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

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

  (c)  Exhibits

Exhibit No.      Description
---------------   -----------

          2.1 Agreement and Plan of Reorganization, dated as of June 20, 1997, by and among the Registrant, Skysite and the hareholders of Skysite, as amended *

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

          10.9 Service Provider Agreement between Skysite and Iridium North America, dated December 1, 1997, as amended *

          10.10 Agreement between Skysite and PTT Telecom BV, dated September 15, 1997 *

          10.11 Distribution Agreement between Skysite and CUE Paging Corporation, dated January 26, 1998 *

          10.12 Bulk Seller Agreement between Skysite and ARDIS Company, dated February 23, 1998 *

          10.13 Service Provider Agreement Exhibit E; Additional terms and conditions; Addendum Two Minutes Commitment Plan Addendum; and Amendment to Addendum Two Satellite Minutes Commitment Plan Addendum between Skysite/Project 77 and Iridium North America, dated August 10, 1998.(3)

          10.14 Lease, dated October 14, 1998 between the Company and Alliance Business Centers, regarding 2 Wisconsin Avenue, Suite 700, Chevy Chase, Maryland 20815 **

          10.15 Sub-sublease, dated July 2, 1998, between U.S. Digital Satellite, Inc. and IT Corporation, regarding 1575 Eye Street, NW, Suite 425, Washington, DC **

          10.16 Employment Agreement between the Company and Robert J. Wussler; dated December 28, 1998. **

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

* Previously filed with Form 10-K filed with the Securities and Exchange Commission on October 7, 1998 and incorporated herein by reference.
** Previously filed with Form 10-K/A filed with the Securities and Exchange Commission on December 31, 1998 and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31th day of March, 1999.

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

SIGNATURE                                TITLE                        DATE
--------------------                    -------                      ------

/s/ ROBERT WUSSLER       Chairman of the Board and Directors,    March 31, 1999
------------------       President and Chief Executive Officer
    Robert Wussler

/s/ Edward Kopf          Executive Vice President and Secretary  March 31, 1999
-------------------      (Principal Accounting
    Edward Kopf          and Financial Officer)

/s/ Lawrence Siegel                  Director                    March 31, 1999
-------------------
    Lawrence Siegel

/s/ Thomas Glenndahl                 Director                    March 31, 1999
-------------------
    Thomas Glenndahl

/s/ A. Frans Heideman                Director                    March 31, 1999
-------------------
    A. Frans Heideman

/s/ Henrikas Iouchkiavitchious       Director                    March 31, 1999
-------------------
 Henrikas Iouchkiavitchious

                                 EXHIBIT INDEX

Exhibit No.      Description
---------------   -----------
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

          10.9 Service Provider Agreement between Skysite and Iridium North America, dated December 1, 1997, as amended *

          10.10 Agreement between Skysite and PTT Telecom BV, dated September 15, 1997 *

          10.11 Distribution Agreement between Skysite and CUE Paging Corporation, dated January 26, 1998 *

          10.12  Bulk Seller Agreement between Skysite and ARDIS
                 Company, dated February 23, 1998 *

          10.13 Service Provider Agreement Exhibit E: Additional terms and conditions; Addendum Two Minutes Commitment Plan Addendum; and Amendment to Addendum Two Satellite Minutes Commitment Plan Addendum between Skysite/Project 77 and Iridium North America, dated August 10, 1998.(3)

          10.14 Lease, dated October 14, 1998 between the Company and Alliance Business Centers, regarding 2 Wisconsin Avenue, Suite 700, Chevy Chase, Maryland 20815 **

          10.15 Sub-sublease, dated July 2, 1998, between U.S. Digital Satellite, Inc. and IT Corporation, regarding 1575 Eye Street, NW, Suite 425, Washigton, DC **

          10.16 Employment Agreement between the Company and Robert J. Wussler, dated December 28, 1998.**

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

** Previously filed with Form 10-K/A filed with the Securities and Exchange Commission on December 31, 1998 and incorporated herein by reference.