Form 10-Q
period 1999-03-31
U S DIGITAL COMMUNICATIONS INC
filed 1999-05-17
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                         -----------------------------


                                  FORM 10--Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.
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

                        YES    X       No
                            -------       -------

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 20,625,966 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF MARCH 31, 1999

PART I:     FINANCIAL INFORMATION

ITEM I:     FINANCIAL STATEMENTS

                       U.S. DIGITAL COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                                    March 31,                  December 31,
                                                                                      1999                         1998
                                                                                  ------------                 ------------
Current assets:
  Cash and cash equivalents                                                       $   156,573                  $  1,395,480
  Trade accounts receivable, net                                                      274,603                       187,223
  Inventory                                                                           721,214                       795,117
  Note receivable                                                                           -                       100,000
  Prepaid expenses, and other                                                         230,960                       204,048
                                                                                  -----------                  ------------
       Total current assets                                                         1,383,350                     2,681,868

  Investments                                                                          73,125                        20,312

  Property and equipment, net                                                         742,690                       237,883

  Intangible assets, net                                                              718,467                       771,039

  Other noncurrent assets                                                             157,715                       145,715
                                                                                  -----------                  ------------

  Total assets                                                                    $ 3,075,347                  $  3,856,817
                                                                                  ===========                  ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                                             2,592,065                     1,368,408
  Deferred revenue                                                                     34,789                        12,615
  Dividends payable                                                                   714,247                       584,077
  Stockholder loans                                                                   500,000                       500,000
  Accrued interest on stockholder loans                                                86,708                        66,707
  Notes payable                                                                       614,835                       314,835
  Minimum royalty obligation                                                          450,000                       450,000
  Due to former officers and stockholders                                             388,550                       511,100
                                                                                  -----------                  ------------
       Total current liabilities                                                    5,381,194                     3,807,742

Notes payable (net of current portion)                                                600,000                       600,000
                                                                                  -----------                  ------------

       Total liabilities                                                            5,981,194                     4,407,742
                                                                                  -----------                  ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock -- $0.01 par, 10,000,000 shares authorized; 2,399,866 and
        3,707,332 issued and outstanding at March 31, 1999 and December                23,998                        37,073
  Common stock -- $0.01 par, 50,000,000 shares authorized; 26,528,166 issued and 20,625,966 outstanding at March 31, 1999; 22,732,500 issued and
       16,830,300 outstanding at December 31, 1998                                    265,282                       227,325
  Additional paid-in capital                                                       26,273,468                    24,579,138
  Common stock warrants                                                             6,782,217                     6,899,337
  Accumulated other comprehensive income (loss)                                        32,175                       (20,638)
  Treasury stock (5,902,200 shares of common stock, at cost)                              (10)                          (10)
  Stockholders' receivable                                                           (200,000)                     (200,000)
  Accumulated deficit                                                             (36,082,977)                  (32,073,150)
                                                                                  -----------                  ------------

       Total stockholders' equity (deficit)                                        (2,905,847)                     (550,925)
                                                                                  -----------                  ------------

       Total liabilities and stockholders' equity (deficit)                       $ 3,075,347                  $  3,856,817
                                                                                  ===========                  ============

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                                Three Months Ended March 31,
                                                           --------------------------------------
                                                             1999                          1998
                                                           --------                      --------
Sales:
    Equipment                                               $   228,259                   $   144,321
    Services                                                    289,716                       155,126
                                                            -----------                   -----------
        Total sales                                             517,975                       299,447

Cost of goods sold                                              418,176                       215,525
                                                            -----------                   -----------
        Gross margin                                             99,799                        83,922
                                                            -----------                   -----------

Operating expenses:
    Research & development                                       82,680                             -
    Sales and marketing                                         774,922                       190,815
    General and administrative                                1,860,462                       497,327
    Stock option compensation                                         -                       115,693
                                                            -----------                   -----------
        Total operating expenses                              2,718,064                       803,835
                                                            -----------                   -----------
Loss from operations                                         (2,618,265)                     (719,913)
                                                            -----------                   -----------

Other income (expense):
    Interest expense                                            (20,746)                      (37,251)
    Interest and other income                                    22,354                            19
                                                            -----------                   -----------
        Total other income (expense), net                         1,608                       (37,232)
                                                             ----------                   -----------

Net loss                                                     (2,616,657)                     (757,145)

Dividends on preferred stock                                 (1,393,170)                     (137,245)
                                                            -----------                   -----------

Net loss available to common stockholders                    (4,009,827)                     (894,390)

Other comprehensive income (loss)                                52,813                        (3,250)
                                                            -----------                   ----------

Comprehensive loss available to common stockholders         $(3,957,014)                  $  (897,640)
                                                            ===========                   ===========

Net loss per common share:
    Basic                                                   $     (0.22)                  $     (0.05)

    Diluted                                                 $     (0.22)                  $     (0.05)

    Weighted average shares of common stock outstanding      17,976,533                    16,414,133

See accompanying notes to condensed consolidated financial statements

                       U.S, DIGITAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                                                                    Common Stock
                                                                  Preferred Stock                     Par Value
                                                            ---------------------------       -------------------------
                                                             Shares            Amount           Shares        Amount
                                                            ---------       -----------       ----------   ------------
BALANCE, DECEMBER 31, 1998                                  3,707,332       $    37,073       22,732,500   $    227,325

Net loss                                                          -                 -                -              -
Unrealized gain on securities                                     -                 -                -              -
Sale of stock and warrants for cash                               200               2                -              -
Issuance of stock in noncash transactions                         -                 -             25,000            250
Stock issuance cost                                               -                 -                -              -
Exercise of stock options                                         -                 -          2,420,000         24,200
Exercise of warrants                                              -                 -             43,000            430
Conversion of preferred stock to common stock              (1,307,666)          (13,077)       1,307,666         13,077
Preferred dividends and beneficial conversion feature              -                 -                -              -
                                                            ---------       -----------       ----------   ------------

BALANCE, MARCH 31, 1999                                     2,399,866       $    23,998       26,528,166   $    265,282
                                                            =========       ===========       ==========   ============


                                                           Additional          Common               Treasury Stock
                                                            Paid-in            Stock          -------------------------
                                                            Capital           Warrants          Shares          Cost
                                                         ------------       -----------       ----------   ------------
BALANCE, DECEMBER 31, 1998                               $ 24,579,138       $ 6,899,337       (5,902,200)  $        (10)

Net loss                                                          -                 -                -              -
Unrealized gain on securities                                     -                 -                -              -
Sale of stock and warrants for cash                           188,118            11,880              -              -
Issuance of stock in noncash transactions                      13,292               -                -              -
Stock issuance cost                                           (28,450)              -                -              -
Exercise of stock options                                         800               -                -              -
Exercise of warrants                                          257,570          (129,000)             -              -
Conversion of preferred stock to common stock                     -                 -                -              -
Preferred dividends and beneficial conversion feature        1,263,000              -                -              -
                                                         -------------      -----------       ----------   ------------
BALANCE, MARCH 31, 1999                                  $  26,273,468      $ 6,782,217       (5,902,200)  $        (10)
                                                         =============      ===========       ==========   ============

                                                                             Accumulated
                                                                                Other                           Total
                                                            Stockholders'   Comprehensive    Accumulated     Stockholders'
                                                             Receivable     Income (Loss)      Deficit         Deficit
                                                            ------------    -------------  -------------   ---------------
BALANCE, DECEMBER 31, 1998                                 $ (200,000)      $   (20,638)   $ (32,073,150)  $   (550,925)

Net loss                                                          -                 -         (2,616,657)    (2,616,657)
Unrealized gain on securities                                     -              52,813              -           52,813
Sale of stock and warrants for cash                               -                 -                -          200,000
Issuance of stock in noncash transactions                         -                 -                -           13,542
Stock issuance cost                                               -                 -                -          (28,450)
Exercise of stock options                                         -                 -                -           25,000
Exercise of warrants                                              -                 -                -          129,000
Conversion of preferred stock to common stock                     -                 -                -              -
Preferred dividends and beneficial conversion feature             -                 -         (1,393,170)      (130,170)
                                                           ----------       -----------    -------------   ------------
BALANCE, MARCH 31, 1999                                    $ (200,000)      $    32,175    $ (36,082,977)  $ (2,905,847)
                                                           ==========       ===========    =============   ============

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     Three Months Ended March 31,
                                                                            ----------------------------------------------
                                                                                 1999                             1998
                                                                            --------------                    ------------
Cash flows from operating activities:
    Net loss                                                                   $ (2,616,657)                    $ (757,145)

    Adjustments to reconcile net loss to net cash used in
       operating activities--
    Depreciation and amortization                                                    78,949                         61,882
    Stock option compensation                                                             -                        115,693
    Services paid in stock                                                           13,542                              -
    Changes in assets and liabilities:
        (Increase) decrease in trade accounts receivable                            (87,380)                        37,094
        Decrease in inventory                                                        73,903                         56,108
        Decrease (increase) in prepaid expenses                                     (26,912)                         8,902
        (Increase) Decrease in other noncurrent assets                              (12,000)                         5,832
        Increase (decrease) in accounts payable and accrued expenses              1,223,657                        (19,903)
        Increase (decrease) in deferred revenue                                      22,174                        (49,017)
        Increase in accrued interest on stockholder loans                            20,001                         21,747
                                                                               ------------                   ------------

            Total adjustments                                                     1,305,934                        238,338
                                                                               ------------                   ------------

            Net cash used in operating activities                                (1,310,723)                      (518,807)
                                                                               ------------                   ------------

Cash flows from investing activities:
    Advances from/(to) non-affiliates                                               100,000                       (136,000)
    Capital expenditures                                                           (231,184)                        (2,505)
                                                                               ------------                   ------------

            Net cash used in investing activities                                  (131,184)                      (138,505)
                                                                               ------------                   ------------

Cash flows from financing activities:
    Principal payments under notes payable                                                -                         (2,797)
    Proceeds from issuance of preferred stock and warrants                          231,450                        210,000
    Payment of stock issuance costs                                                 (28,450)                       (24,195)
                                                                              -------------                   ------------

            Net cash provided by financing activities                               203,000                        183,008
                                                                              -------------                   ------------

Net change in cash and cash equivalents                                          (1,238,907)                      (474,304)
Cash and cash equivalents, beginning of period                                    1,395,480                        545,790
                                                                              -------------                   ------------

Cash and cash equivalents, end of period                                      $     156,573                   $     71,486
                                                                              =============                   ============

Supplemental disclosures of cash transactions:
    Cash paid for interest                                                    $         745                   $     10,503
                                                                              =============                   ============

Supplemental disclosures of non-cash transactions:
    Stock issues in satisfaction of stockholder loan                          $           -                   $     58,905
                                                                              =============                   ============

    Unrealized gain (loss) on investments                                     $      52,813                   $    ($3,250)
                                                                              =============                   ============

    Beneficial conversion feature on preferred stock                          $   1,263,000                   $     47,781
                                                                              =============                   ============

    Warrants exercised through reduction in due to stockholders               $     122,550                   $          -
                                                                              =============                   ============

    Capital expenditures financed by notes payable                            $     300,000                   $          -
                                                                              =============                   ============


See accompanying notes to condensed consolidated financial statements

                        US DIGITAL COMMUNICATIONS, INCA
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

  The condensed consolidated balance sheets of U.S. Digital Communications, Inc. as of March 31, 1999 and December 31, 1998, and the related condensed consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the three months ended March 31, 1999 and 1998 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

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

  The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases, and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. Forward-looking statements can be identified by the use of words such as "believes," "anticipates," "plans," "expects," "may," "will," "intends," "estimates" and the negatives thereof and similar expressions. In connection with this "safe harbor," the Company has identified in this report and in its report filed March 31, 1999 on Form 10-K for the fiscal year ending December 31, 1998 important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to these cautionary statements.


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


General

  The Company's Annual Meeting of Stockholders, was called for May 6, 1999 in Chevy Chase, MD. At the meeting on May 6, the following votes were cast in person or by proxy with respect to the matters presented to stockholders:

        (i) To elect seven nominees to the Board of Directors to hold office until the 2000 Annual Meeting of Stockholders and until their respective successors are elected and qualified.


                                                FOR              WITHHOLD
                                                ---              --------
        Robert Wussler                       10,816,551            14,360
        Lawrence Siegel                      10,058,751           772,160
        Thomas Glenndahl                     10,817,551            13,360
        Henrikas Touchkiavitchious           10,818,051            12,860
        A. Frans Heideman                    10,642,551           188,360
        Irving Goldstein                     10,818,051            12,860
        Thomas Wheeler                       10,817,551            13,360

        (ii) To approve the 1998 Stock Option, Deferred Stock and Restricted Stock Plan.

                        FOR                   AGAINST             ABSTAIN
                        ---                   -------             -------
                      6,552,289               24,460              193,860

        (iii) To ratify the appointment of independent auditors for the fiscal year ending December 31, 1999.

                        FOR                   AGAINST             ABSTAIN
                        ---                   -------             -------
                     10,662,791                6,660              161,460

  In connection with the mailing of proxy materials with respect to the Meeting, the Company has been advised that its proxy solicitation firm may have mailed some materials one day later than required under Nevada law. In order to correct any possible deficiency, the Company continued the Meeting to, and noticed a Special Meeting of Stockholders for, May 27, 1999 at 10 a.m. local time at the offices of the Company in Chevy Chase, MD, for the purpose of receiving any additional votes and to allow for the modification of any vote previously cast.

  On May 5, 1999 the Company filed with the Commission a Registration Statement on Form S-1 pursuant to the Securities Act of 1933, as amended, covering securities to be offered for resale by certain holders of the securities of the Company. The securities to be registered are 11,511,667 shares of Common Stock, $.01 par value, underlying the Company's Series B and Series C convertible Preferred Stock and related warrants to purchase Common Stock; 1,600,000 shares of Common Stock, $.01 par value, underlying an option held by the Company to put its Common Stock to the holders of its Series B Preferred Stock under certain conditions; 1,466,697 shares of Common Stock, $.01 par value, underlying Employee and other options to purchase Common Stock; and 258,353 shares of Common Stock, $.01 par value, owned by a director of the Company.

  The Company has incurred significant operating losses in every fiscal period since inception. Commencing in August 1997, the Company concentrated its business on the global satellite communications market. The Company's global satellite communications business has only limited operating history. The Company is thus subject to the risks inherent in the establishment and growth of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that Insat markets and an increasing number of market competitors. For the years ended December 31, 1997 and 1998, the Company's operating loss were $4,685,185 and $7,265,156. The Company expects to experience a loss in 1999 and possibly longer. The information contained in this report on Form 10-Q should be read in conjunction with the Company's more detailed report on Form 10-K for fiscal year 1998 filed on March 31, 1999.


Results Of Operations

  The Company substantially increased expenditures for sales and marketing and for customer service in the last quarter of 1998 and the first quarter of 1999. These increases were made in order to take full advantage of sales opportunities that it expected would be created by the commercial launch of the Iridium satellite communications system. These opportunities have not been realized; the Company's sales in the first quarter of 1999 fell well below expectations and its operating loss was unexpectedly large.

  The Company is dependent on third-party providers for the satellite airtime it resells to its customers. It is supplied by satellite services, on a non-exclusive basis, primarily pursuant to agreements with American Mobile Satellite Corporation ("American Mobile") and Iridium North America, LP ("Iridium"). During 1998, American Mobile provided substantially all of the airtime that the Company resold to its customers.

The Company's plans for continuance and expansion of the Company's business during late 1998 and 1999 assumed that American Mobile airtime would continue to be sold in growing quantities and, particularly, that sales of Iridium airtime would grow very rapidly and substantially exceed those of American Mobile airtime. Growth in Iridium-related sales in the first quarter of 1999 was far below expectations.

  The Company has planned to rely heavily on Iridium because of marketing advantages it believes it can derive from Iridium's offer of the first wireless telephone service that is purported to work throughout the world with a convenient hand-held satellite telephone. This contrasts with the more limited range and larger customer equipment associated with American Mobile and other satellite telephone services introduced prior to 1998. Because Iridium began commercial service only in November, 1998 and its telephone satellite system is experiencing technical problems in its early operations, our reliance on that supplier has exposed us to the heightened risks related to new and complex products and services. At the time of commercial launch of the Iridium system in November, 1998 the ability of users to successfully initiate a call ("call establishment") and to complete a call without unintended disconnection (avoiding a "dropped call") appears to have been below consumer expectations. (Iridium has reported that system performance has improved with ongoing enhancements to the software. Iridium stated in January 1999 that call establishment over the satellite network was then in excess of 90 percent, the dropped call rate at about six percent and the Iridium paging and cross-protocol cellular roaming services were operating at levels that exceeded performance standards.) Because Iridium plays a central role in the Company's sales strategies for 1999, the failure of Iridium's systems to perform adequately, or the public perception that such was the case, had and may continue to have an immediate and severe effect on the Company's sales and profitability.

  The Company believes that it is prudent i) to implement a program reducing operating expenditures and ii) to develop additional sources of revenue to offset the possible effect of any continuing difficulty with Iridium's operations or public perception of such difficulty. The Company is closely reviewing all personnel and other operating expenses and reducing them where appropriate. Management also has begun to develop plans to market telephone and other communications products that are suitable for distribution through its existing sales force and marketing channels, possibly including products owned or developed by others. There can be no assurance that the Company will be able successfully to implement this modification in its strategy or that a market can be developed for such products in a timely manner. Moreover in many cases, such products require further development and/or governmental approval and there is no assurance that necessary product development or approvals can be effected at all or in a timely manner. Such implementation may be made more difficult by the Company's current cash flow difficulties. (See "--Liquidity and Capital Resources.") In any event, even with the development of additional sources of revenue, continued problems at Iridium or the public perception of such could depress the Company's performance during the remainder of 1999.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

  The Company had $517,975 in revenue from sales of satellite equipment and services in the first quarter of fiscal 1999 compared to $299,447 in the first quarter of fiscal 1998. This increase resulted primarily from Insat's sales of equipment and services related to the Iridium system. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale. The Company has experienced delays from time to time in its suppliers' delivery of equipment for use with the Iridium system. Supply also could be adversely affected by trade accounts payable of approximately $2.6 million at the end of the first quarter of fiscal 1999.

  Costs of goods sold were $418,176 in the first quarter of fiscal 1999 compared to $215,525 in the first quarter of fiscal 1998.

  Research & development expense in the first quarter of fiscal 1999 was $82,680 compared to no such expense in the first quarter of fiscal 1998. These costs were due to operational expense incurred by Insat.

  Sales and marketing expense in the first quarter of fiscal 1999 was $774,922 compared to $190,815 in the first quarter of fiscal 1998. The increase of $584,107 was principally due to increases in sales and marketing staff and other sales and marketing activities at Insat.

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, were $1,860,462 in the first quarter of fiscal 1999, compared to $497,327 in the first quarter of fiscal 1998. This increase of $1,363,135 was principally due to an increase in professional fees and an increase in general and administrative expenses associated with operating Insat and the Company's headquarters.

  The Company did not grant any stock options during the first quarter of fiscal 1999.

  Net loss for the first quarter of fiscal 1999 was $2,616,657 as compared to $757,145 in the first quarter of fiscal 1998. The increase in the loss of $1,859,512 was primarily due to the increases in general and administrative expenses and the fact that the increase in sales and marketing expense for Insat was greater than the increase in gross margin dollars contributed by Insat.


Liquidity and Capital Resources

  The unexpectedly large operating losses that have accompanied the sales shortfall in the first quarter of 1999 have created an imperative need for the Company to raise short-term capital during the second quarter of 1999. The Company has expected that it would require additional capital to carry out its plan for rapid growth in 1999 and beyond; these funds to be needed to offset anticipated operating losses and to provide working capital for inventories and accounts receivable. The Company currently anticipates a need for at least $10 to $15 million during 1999 to fund operating losses and to provide working capital and must raise approximately $1 to $2 million of these funds during the second quarter 1999. In the event that such additional capital is not raised on a timely basis, the Company would have to implement cost-cutting measures that would seriously disrupt its business plan or might be unable to carry on its business at all. The Company, with the advice of Chatsworth Securities LLC, is actively engaged in seeking funds to meet its needs for all of 1999. There can be no assurance that any of these discussions will be successful. The need for working capital may be compounded if major suppliers are unwilling to offer the Company conventional terms for payment. At present, the Company has not established such terms with Iridium. The Company's history of losses, its current cash position and its lack of extensive credit history may increase the difficulty of obtaining favorable terms.

  The Company's cash needs and its ability to meet them, if at all, at acceptable cost and conditions will, in part, be determined by the availability and serviceability of Iridium's and other vendors' equipment and airtime. Potential sources of funds are aware that Iridium has experienced difficulties in deploying its commercial service and that there is a potential of future delays. This uncertainty raises the possibility that additional unanticipated fundings may be required and may dilute investors' or lenders' interests to a degree they could not foresee or find acceptable.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

(Not applicable)

PART II  OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

Visual Information Service Corp. v. Interactive Video Publishing, Inc.  On July
---------------------------------------------------------------------
25, 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California, San Jose Division, case number C 96-20593 RMW (EAI), against Interactive Video Publishing, Inc., David Serlin, Steve
Owens and Kaori Kuwata ("Defendants") for injunctive relief and damages of approximately $7 million for misappropriation of trade secrets, conversion and breach of fiduciary duty. Defendants filed counterclaims for declaratory relief, intentional interference with economic advantage, breach of contract and unfair competition claiming damages yet to be determined. On November 20, 1996, David Serlin and Marvin Lerch filed suit against the Company and its former officer, Jerome Greenberg, in the United States District Court, Northern District of California, San Jose Division. The case is captioned Serlin v.
                                                                  ---------
Visual Information Service Corp., case number C 96-21073. David Serlin and
-------------------------------
Marvin Lerch claimed damages in excess of $6.5 million in connection with the alleged breach of their employment contracts, alleging breach of employment contracts, breach of the implied covenant of good faith and fair dealing, fraud, deceit and negligent misrepresentation among several causes of action. On June 25, 1997, a settlement conference was held in Visual Information Service Corp.
                                              --------------------------------
v. Interactive Video Publishing, Inc. and Serlin v. Visual Information Service
------------------------------------      ------------------------------------
Corp. and a settlement was reached with all parties in both actions. On
----
September 26, 1997, Messrs. Serlin and Lerch entered into a settlement agreement with the Company whereby the Company agreed to pay Messrs. Serlin and Lerch $25,000 each, and granted each 400,000 stock options with an exercise price of $1.50. The Company was unable to comply with the requirement because the Company did not then and does not now have an effective registration statement. On February 3, 1999, a new settlement agreement was reached. Under the terms of the new Settlement Agreement and Release, which supercedes the June 25, 1997 agreement, the U.S. District Court ordered the Company to issue to each of the individuals 245,000 shares of unrestricted stock. These shares will be subject to a tradibility schedule set forth in the new Settlement Agreement and Release. The Company has recorded a liability of $266,000 as of December 31, 1998, related to the original settlement. In April 1999 the Company issued the shares of unrestricted stock.

Harrison v. U.S. Digital Communications, Inc. Michael Harrison brought suit
---------------------------------------------
against the Company and Corporate Stock Transfer, Inc., in the U.S. District Court for the District of California alleging that the Company has wrongfully refused to permit transfer of 160,000 shares of Common Stock in the Company which he claims were purchased by him from a third-party for $50,000, said third-party being Raquel Velasco GmbH. In addition, Mr. Harrison alleges that the Company violated various federal securities laws. The Company was only recently served with the Complaint in this matter. The Company will vigorously defend itself against the litigation unless settled.

     ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS

  In August 1998, the company created a Series C issue of Preferred Stock. The Company offered 4,000 shares of the 10,000,000 authorized shares of Preferred Stock at a purchase price of $1,000 and $0.01 par value ("Series C Preferred Stock"). In conjunction with the offering, 660,000 warrants were to be issued to the Series C shareholders proportionate to each investor's number of shares purchased to the total shares offered. Each warrant entitles the holder to purchase shares of the Company's common stock at a price of $4.34. The exercise price and number of shares to be purchased may be adjusted from time to time based on computations included in the warrant agreement. Such warrants are exercisable for three years after closing of the Series C offering. When the initial offering of the Series C Preferred Stock ended on September 1, 1998, the Company had issued 3,000 shares for $3,000,000, resulting in $2,670,000 net cash proceeds to the Company. The Series C Preferred Stock will not pay dividends and is nonvoting stock.

  In January 1999, the Company again offered its Series C Preferred Stock and warrants with the offering period to expire February 28, 1999. During January 1999, in connection with the second offering, the Company raised net cash proceeds of $178,000 through the issuance of 200 additional shares of Series C Preferred Stock and 33,000 warrants.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Insat executed a Promissory Note (the "EPC Note") in the original principal amount of $300,000 in favor of Enhanced Personal Communications, Inc. ("EPC") on or about January 7, 1999. The EPC Note represented a portion of the consideration for the acquisition by Insat of the assets of EPC. The EPC Note provided for payment of $100,000 on or before February 15, 1999 and the remaining balance payable on or before April 2, 1999. As of this date, no payments have been made by Insat to EPC pursuant to the EPC Note. On or about April 27, 1999, the attorney for EPC made written demand for payment of the EPC Note. The Sole-Shareholder of EPC is Preston Riner who is an employee of Insat, pursuant to an Employment Agreement executed as part of the acquisition of the assets of EPC.

  On or about August 24, 1998, U.S. Digital executed a Settlement Agreement (the "Agreement") resolving all outstanding issues between it and Jerome Greenberg ("Greenberg"). The Agreement provided, in part, for payment by U.S. Digital to Jerome Greenberg the amount of $750,000. The Agreement provided that this amount would be paid in three equal installments on September 1, 1998, January 5, 1999 and February 28, 1999. As of this date, U.S. Digital has only paid the first installment and $500,000 remains due. Greenberg was an officer and/or director of the Company from 1990 to 1998.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    U.S. Digital Communications, Inc.



Date: May 14, 1999                  /s/ ROBERT J. WUSSLER
      ________________              ___________________________________
                                    Robert J. Wussler
                                    (President, Chief Executive Officer
                                    and Director (Principal Executive
                                    Officer))


Date: May 14, 1999                  /s/ EDWARD J. KOPF
      ________________              ___________________________________
                                    Edward J. Kopf
                                    (Executive Vice President and Chief
                                    Operating Officer
                                    (Principal Financial and Accounting
                                    Officer))