Form 10-Q
period 1999-06-30
U S DIGITAL COMMUNICATIONS INC
filed 1999-08-16
CIK 1020292

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

        -------------------------------------------------------------


                                  FORM 10--Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.
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

                         YES     X             No
                             ----------           -----------

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 23,779,312 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF JUNE 30, 1999

PART I:     FINANCIAL INFORMATION

ITEM I:     FINANCIAL STATEMENTS

                       U.S. DIGITAL COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                                                   June 30,          December 31,
                                                                                                     1999                1998
                                                                                             -----------------    -----------------
Current assets:
     Cash and cash equivalents                                                                      $ 197,350          $ 1,395,480
     Trade accounts receivable, net                                                                   277,311              187,223
     Inventory                                                                                        120,000              795,117
     Note receivable                                                                                   75,121              100,000
     Prepaid expenses, and other                                                                      127,085              204,048
                                                                                             -----------------    -----------------
          Total current assets                                                                        796,867            2,681,868

     Investments                                                                                            -               20,312

     Property and equipment, net                                                                      789,753              237,883

     Intangible assets, net                                                                                 -              771,039

     Other noncurrent assets                                                                          153,572              145,715
                                                                                             -----------------    -----------------

     Total assets                                                                                 $ 1,740,192          $ 3,856,817
                                                                                             =================    =================



                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                                                          3,393,723            1,368,408
     Deferred revenue                                                                                  43,920               12,615
     Dividends payable                                                                                844,417              584,077
     Stockholder loans                                                                                500,000              500,000
     Accrued interest on stockholder loans                                                            106,709               66,707
     Notes payable                                                                                  1,597,835              314,835
     Minimum royalty obligation                                                                       450,000              450,000
     Due to former officers and stockholders                                                                -              511,100
                                                                                             -----------------    -----------------
          Total current liabilities                                                                 6,936,604            3,807,742

Notes payable (net of current portion)                                                                      -              600,000
                                                                                             -----------------    -----------------

          Total liabilities                                                                         6,936,604            4,407,742
                                                                                             -----------------    -----------------

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock -- $0.01 par, 10,000,000 shares authorized; 2,399,866 and
           3,707,332 issued and outstanding at June 30, 1999 and December 31, 1998                     23,991               37,073
     Common stock -  $0.01 par, 50,000,000 shares authorized; 29,681,512 issued and 23,779,312 outstanding at June 30, 1999; 22,732,500 issued and
          16,830,300 outstanding at December 31, 1998                                                 296,815              227,325
     Additional paid-in capital                                                                    28,381,554           24,579,138
     Common stock warrants                                                                          6,653,218            6,899,337
     Accumulated other comprehensive income (loss )                                                         -              (20,638)
     Treasury stock (5,902,200 shares of common stock, at cost)                                           (10)                 (10)
     Stockholders' receivable                                                                        (200,000)            (200,000)
     Accumulated deficit                                                                          (40,351,980)         (32,073,150)
                                                                                             -----------------    -----------------

          Total stockholders' equity (deficit)                                                     (5,196,412)            (550,925)
                                                                                             -----------------    -----------------

          Total liabilities and stockholders' equity (deficit)                                    $ 1,740,192          $ 3,856,817
                                                                                             =================    =================



     See accompanying notes to condensed consolidated financial statements

                        U.S. DIGITAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                Three Months Ended June 30,         Six Months Ended June 30,
                                                            ----------------------------------  ----------------------------------
                                                                 1999              1998              1999              1998
                                                            ----------------  ----------------  ----------------  ----------------
Sales:
        Equipment                                               $   202,032      $     50,035       $   430,291       $   194,356
        Services                                                    432,178           176,675           721,894           331,801
                                                            ----------------  ----------------  ----------------  ----------------
              Total sales                                           634,210           226,710         1,152,185           526,157

Cost of goods sold                                                  572,027           158,761           990,203           374,286
                                                            ----------------  ----------------  ----------------  ----------------
              Gross margin                                           62,183            67,949           161,982           151,871
                                                            ----------------  ----------------  ----------------  ----------------

Operating expenses:
        Research & Development                                      102,345                 -           185,025                 -
        Sales and marketing                                         925,450           198,609         1,700,372           389,424
        General and administrative                                1,322,186         1,126,909         3,182,648         1,624,236
        Goodwill write off                                          665,895                 -           665,895                 -
        Stock option compensation                                         -           253,787                 -           369,480
                                                            ----------------  ----------------  ----------------  ----------------
              Total operating expenses                            3,015,876         1,579,305         5,733,940         2,383,140
                                                            ----------------  ----------------  ----------------  ----------------
Loss from operations                                             (2,953,693)       (1,511,356)       (5,571,958)       (2,231,269)
                                                            ----------------  ----------------  ----------------  ----------------

Other income (expense):
        Interest expense                                            (20,362)          (60,727)          (41,108)          (97,978)
        Interest and other income                                    16,173            17,575            38,527            17,594
        Income (loss) on repayment of debt                                -           167,881                 -           167,881
        Gain (Loss) on investments                                   90,049                 -            90,049                 -
                                                            ----------------  ----------------  ----------------  ----------------
              Total other income (expense), net                      85,860           124,729            87,468            87,497
                                                            ----------------  ----------------  ----------------  ----------------

Net loss                                                         (2,867,833)       (1,386,627)       (5,484,490)       (2,143,772)

Dividends on preferred stock                                     (1,401,170)       (1,368,870)       (2,794,340)       (1,506,115)
                                                            ----------------  ----------------  ----------------  ----------------

Net loss available to common stockholders                       $(4,269,003)     $ (2,755,497)      $(8,278,830)      $(3,649,887)
                                                            ================  ================  ================  ================

Net loss per common share:
        Basic                                                   $     (0.20)     $     (0.12)       $     (0.42)      $     (0.16)

        Diluted                                                 $     (0.20)     $     (0.12)       $     (0.42)      $     (0.16)

        Weighted average shares of common stock outstanding      21,457,981       22,128,000         19,726,905        22,128,000


     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)


                                                                                                          Common Stock
                                                                   Preferred Stock                          Par Value
                                                        ----------------------------------------------------------------------------
                                                             Shares             Amount             Shares              Amount
                                                        ----------------- ------------------- -----------------  -------------------
BALANCE, DECEMBER 31, 1998                                     3,707,332  $           37,073        22,732,500   $          227,325

Net Loss                                                               -                   -                 -                    -
Unrealized gain on securities                                          -                   -                 -                    -
Sale of stock and warrants for cash                                  200                   2           666,668                6,667
Issuance of stock in noncash transactions                              -                   -           515,000                5,150
Stock issuance cost                                                    -                   -                 -                    -
Exercise of stock options                                              -                   -         2,680,478               26,805
Exercise of warrants                                                   -                   -            86,000                  860
Conversion of preferred stock to common stock                 (1,308,266)            (13,083)        3,000,866               30,009
Preferred dividends and beneficial conversion feature                 -                   -                 -                    -
                                                        ----------------  ------------------  ----------------   ------------------
BALANCE, JUNE 30, 1999                                         2,399,266  $         $ 23,992        29,681,512   $          296,815
                                                        ================= =================== =================  ===================
                                                           Additional           Common                   Treasury Stock
                                                             Paid-In            Stock         --------------------------------------
                                                             Capital           Warrants            Shares               Cost
                                                        ----------------- ------------------- -----------------  -------------------
BALANCE, DECEMBER 31, 1998                              $     24,579,138  $        6,899,337        (5,902,200)  $              (10)

Net Loss                                                               -                   -                 -                    -
Unrealized gain on securities                                          -                   -                 -                    -
Sale of stock and warrants for cash                              381,451              11,880                 -                    -
Issuance of stock in noncash transactions                        274,392                   -                 -                    -
Stock issuance cost                                              (34,900)                  -                 -                    -
Exercise of stock options                                        149,257                   -                 -                    -
Exercise of warrants                                             515,140            (258,000)                -                    -
Conversion of preferred stock to common stock                    (16,926)                  -                 -                    -
Preferred dividends and beneficial conversion feature          2,534,000                   -                 -                    -
                                                       ----------------- ------------------- -----------------  -------------------
BALANCE, JUNE 30, 1999                                 $      28,381,553 $         6,653,217        (5,902,200) $               (10)
                                                       ================= =================== =================  ===================

                                                                              Accumulated
                                                                                 Other                                  Total
                                                         Stockholders'       Comprehensive       Accumulated         Stockholders'
                                                           Receivable        Income (Loss)         Deficit             Deficit
                                                        ----------------- ------------------- -----------------  ------------------
BALANCE, DECEMBER 31, 1998                              $       (200,000) $          (20,638) $    (32,073,150)  $         (550,925)

Net Loss                                                               -                   -        (5,484,490)          (5,484,490)
Unrealized gain on securities                                          -              20,638                 -               20,638
Sale of stock and warrants for cash                                    -                   -                 -              400,000
Issuance of stock in noncash transactions                              -                   -                 -              279,542
Stock issuance cost                                                    -                   -                 -              (34,900)

Exercise of stock options                                              -                   -                 -              176,062
Exercise of warrants                                                   -                   -                 -              258,000
Conversion of preferred stock to common stock                          -                   -                 -                    -
Preferred dividends and beneficial conversion feature                  -                   -         (2,794,340)           (260,340)
                                                        ----------------  ------------------   ----------------   -----------------
BALANCE, JUNE 30, 1999                                  $       (200,000) $                -   $    (40,351,980)  $      (5,196,413)
                                                        ================  ==================   ================   ==================

     See accompanying notes to condensed consolidated financial statements

                       U.S. DIGITAL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Six Months Ended June 30,
                                                                              -----------------------------------------------
                                                                                      1999                        1998
                                                                              ---------------------         -----------------
Cash flows from operating activities:
        Net loss                                                                      $ (5,484,490)             $ (2,143,772)
        Adjustments to reconcile net loss to net cash used in
           operating activities--
        Depreciation and amortization                                                      197,698                   123,864
        Goodwill write off                                                                 665,895                         -
        Stock option compensation                                                                -                   369,480
        Loss on property and equipment                                                     123,000                         -
        (Gain) Loss on investment                                                         (110,687)                        -
        Stock issued for services                                                           13,542                         -
        Changes in assets and liabilities:
               (Increase) Decrease in trade accounts receivable, net                       (90,088)                   78,520
               Decrease in inventory                                                       675,117                    64,025
               Decrease (increase) in prepaid expenses                                      76,963                  (116,523)
               (Increase) Decrease in other noncurrent assets                               (7,857)                    5,832
               (Decrease) Increase in accounts payable and accrued expense               2,025,315                  (604,483)
               Increase (Decrease) in deferred revenue                                      31,305                   (47,365)
               Increase in accrued interest on stockholder loans                            40,002                    56,829
               Increase in in due to former officers and stockholder                             -                         -
                                                                              ---------------------         -----------------
                     Total adjustments                                                   3,640,205                   (69,821)
                                                                              ---------------------         -----------------
                     Net cash used in operating activities                              (1,844,285)               (2,213,593)
                                                                              ---------------------         -----------------

Cash flows from investing activities:
        Advances to non-affiliates                                                               -                  (396,000)
        Purchase of investments                                                                  -                         -
        Collection of notes receivable                                                     220,518                         -
        Proceeds from sales of investments                                                 130,999                         -
        Capital expenditures                                                              (767,424)                   (8,810)
                                                                              ---------------------         -----------------
                     Net cash used in investing activities                                (415,907)                 (404,810)
                                                                              ---------------------         -----------------

Cash flows from financing activities:
        Borrowings from stockholders                                                       683,000                   600,000
        Principal payments under notes payable                                                                        (2,797)
        Proceeds from issuance of preferred stock and warrants                             237,900                 3,920,000
        Proceeds from issuance of common stock                                             176,062                   121,875
        Payment of dividends on preferred stock                                                 -                         -
        Payment of stock issuance costs                                                   (34,900)                 (560,950)
        Repayment of stockholder borrowings                                                     -                         -
                                                                             ---------------------         -----------------
                     Net cash provided by financing activities                          1,062,062                 4,078,128
                                                                             ---------------------         -----------------

Net change in cash and cash equivalents                                                (1,198,130)                1,459,725
Cash and cash equivalents, beginning of period                                          1,395,480                   545,790
                                                                             ---------------------         -----------------
Cash and cash equivalents, end of period                                              $   197,350               $ 2,005,515
                                                                             =====================         =================
Supplemental disclosures of cash transactions:
        Cash paid for interest                                                        $       745               $    36,148
                                                                             =====================         =================
Supplemental disclosures of non-cash transactions:
        Common stock issues in satisfication of stockholder loan                      $         -               $    58,905
                                                                             =====================         =================
        Satisfacition of amounts due to former officers with
         issuance of common stock                                                     $   266,000               $         -
                                                                             =====================         =================
        Common stock and warrants issued as consideration for
         placement fees                                                               $   245,100               $   543,667
                                                                             =====================         =================

        Unrealized income on investment                                               $    20,638               $    20,150
                                                                             =====================         =================

        Beneficial conversion feature on preferred stock                              $ 2,534,000               $ 1,317,438
                                                                             =====================         =================



     See accompanying notes to condensed consolidated financial statements

                        US DIGITAL COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

  The condensed consolidated balance sheets of U.S. Digital Communications, Inc. (the "Company") as of June 30, 1999 and December 31, 1998, and the related condensed consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the six months ended June 30, 1999 and 1998 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

  Certain notes and other information have been condensed or omitted from these interim financial statements.

(2) CURTAILMENT OF OPERATIONS

  During June 1999 the Company announced that it's principal operating subsidiary, International Satellite Group, Inc., was curtailing operations and that the company was actively seeking specific merger and asset-sale opportunities in an effort to resolve its urgent liquidity problems. In July 1999 the Company announced that it had entered into a Memorandum of Understanding with TELCAM, Telecommunications Company of the Americas, Inc., agreeing in principle to the merger of the companies. The consummation of the merger is subject to a number of conditions, including drafting of definitive documents, satisfactory conclusion of due diligence, negotiation of reductions in U.S. Digital's obligations to creditors, and approval by the shareholders of each company. If the merger is realized, the current shareholders of TelCam will own not less than 51% of the fully diluted common shares, and will name four of seven members of the Board of Directors of USDI.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  During June 1999 the Company announced that it's principal operating subsidiary, International Satellite Group, Inc., was curtailing operations and that the company was actively seeking specific merger and asset-sale opportunities in an effort to resolve its urgent liquidity problems. In July 1999 the Company announced that it had entered into a Memorandum of Understanding with TELCAM, Telecommunications Company of the Americas, Inc., agreeing in principle to the merger of the companies.

  The Company has incurred significant operating losses in every fiscal period since inception. Commencing in August 1997, the Company concentrated its business on the global satellite communications market. The Company's global satellite communications business has only limited operating history. The Company is thus subject to the risks inherent in the establishment and growth of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that Insat markets and an increasing number of market competitors. The Company's prospects must be considered in relation to the uncertainties regarding the completion of its proposed merger with Telcam and the potential benefits and risks of that merger if consummated. For the years ended December 31, 1997 and 1998, the Company's operating loss were $4,685,185 and $7,265,156. The Company expects to experience a loss in 1999 and possibly longer. The information contained in this report on Form 10-Q should be read in conjunction with the Company's more detailed report on Form 10-K for fiscal year 1998 filed on March 31 1999.


Results Of Operations

  The Company substantially increased expenditures for sales and marketing and for customer service in the last quarter of 1998 and the first and second quarter of 1999. These increases were made in order to take full advantage of sales opportunities that it expected would be created by the commercial launch of the Iridium satellite communications system. These opportunities have not been realized; the Company's sales in the first two quarters of 1999 fell well below expectations and its operating loss was unexpectedly large.

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

  Plans for continuance and dramatic expansion of the Company's business during late 1998 and 1999 assumed that American Mobile airtime would continue to be sold in growing quantities and, particularly, that sales of Iridium airtime would grow very rapidly and substantially exceed those of American Mobile airtime.

  At the time of commercial launch of the Iridium system in November, 1998 and for some time thereafter, the ability of users to successfully initiate and complete a call was below consumer expectations. Despite some improvement in the second quarter, the Company's Iridium sales in each of the first two quarters of 1999 fell well below expectations and its operating loss was unexpectedly large. In April 1999, the Company began to implement a program reducing operating expenditures and attempting to develop additional sources of revenue to offset the possible effect of any continuing difficulty with Iridium's operations or public perception of such difficulty. Despite these efforts, the unexpectedly large operating losses created an imperative need for the Company to raise short-term capital during the second quarter of 1999. The Company was unable to raise adequate fund. As a result Insat, the Company's principal operating subsidiary, was forced to curtail its field sales operations and certain other functions in June, 1999 in order to reduce cash requirements.

  At the time of the curtailment of Insat operations, the USDI Board of Directors instructed management to explore resolving the liquidity problems through merger opportunities and/or sale of equipment and customer-list assets. On July 8, 1999, the Company entered into a Memorandum of Understanding with Telecommunications Company of the Americas, Inc., agreeing in principle to the merger of the companies. The consummation of the merger is subject to a number of conditions, including drafting of definitive documents, satisfactory conclusion of due diligence, negotiation of reductions in US Digital's obligations to creditors, and approval by the shareholders of each company. If the merger is realized, the current shareholders of Telcam will own not less than 51% of the fully diluted common shares, and will name four of seven members of the Board of Directors of USDI.

  The agreement provides for a 60-day period of due diligence and subsequent closing within 15 days. USDI agreed not to pursue any competing transactions while due diligence is underway. Consistent with the terms of the agreement and subject to certain restrictions, Telcam is providing management for USDI's satellite telephone operating subsidiaries until the consummation of the merger or the termination of the agreement. Commencement of the sales effort under Telcam has been delayed due to transition issues with Iridium North America which management believes has been resolved. The Company's telephone service to customers has been largely uninterrupted. Telcam is also providing certain operating loans to USDI and its subsidiaries during that period to fund specific business operations. Telcam has the right at any time, under certain conditions, to terminate the agreement and with it the management authority and funding obligations of Telcam under the terms of the agreement.

  On August 13, 1999, Iridium announced that it is pursuing a comprehensive financial restructuring through a voluntary Chapter 11 filing in the United States Bankruptcy Court in Delaware.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

  The Company had $634,210 in revenue from sales of satellite equipment and services in the second quarter of fiscal 1999 compared to $226,710 in the second quarter of fiscal 1998. This increase resulted primarily from Insat's sales of equipment and services related to the Iridium system. The Company's ability to maintain sales volume at current levels or to increase them is dependent on the uninterrupted supply from its major vendors of goods and services for resale.

  During the second quarter of 1999, the Company's shortage of working capital caused it to fall gehind on payments to key vendors and, as a result, had increasing difficulty in maintaining a reliable flow of products and in maintaining adequate inventories of telephone equipment. This supply could be further adversely affected by trade accounts payable of approximately $3.4 million at the end of the second quarter of fiscal 1999.

  Costs of goods sold were $572,027 in the second quarter of fiscal 1999 compared to $158,761 in the second quarter of fiscal 1998. The gross margin in the 1999 period was approximately 10% as opposed to approximately 30% in the 1998 period. Lower gross margins resulted from aggressive discounts required to sell Iridium equipment in an extremely weak market.

  Research & development expense was $102,345 in the second quarter of fiscal 1999 compared to no such expense for the second quarter of fiscal 1998. This expense in 1999 reflected the Company's efforts to develop products and services that are complementary to its satellite telephone business in ways that benefit customers in the Company's targeted markets. In the first half of 1998, the Company had not yet implemented this effort.

  Sales and marketing expense in the second quarter of fiscal 1999 was $925,450 compared to $198,609 in the second quarter of fiscal 1998. The expense was approximately 147% of revenues in second quarter of 1999 compared to approximately 88% in the second quarter of 1998. The increase of $726,841 was principally due to increases in sales and marketing staff and other sales and marketing activities related to Iridium. Since these staff additions and other expenditures did not produce anticipated revenue, the ratio of sales and marketing expense to revenues was well above normal and anticipated levels in the 1999 period.

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, were to $1,322,186 in the second quarter of fiscal 1999, compared to $1,126,909 in the second quarter of fiscal 1998. This increase of $195,277 was principally due to an increase in professional fees and an increase in general and administrative expenses associated with operating Insat and the Company's headquarters. The increase in professional fees is attributable to the Company's one-time need to resolve legal and accounting issues that emerged during management transitions in 1997 and to largely unsuccessful efforts in 1999 to raise needed capital.

  The Company did not grant any stock options during the second quarter of fiscal 1999.

  The Company wrote off $665,895 of goodwill in the second quarter of 1999 as compared to none in the same period in 1998. The 1999 write off represented on impairment of the value attributed to Skysite at the time of its acquisition. The Company estimated that this portion of goodwill would not be realized during the amortization period.

  Net loss for the second quarter of fiscal 1999 was $2,867,833 as compared to $1,386,627 in the second quarter of fiscal 1998. The increase in the loss of $1,481,206 was primarily due to the write off of goodwill, increases in general and administrative expenses and the fact that the increase in sales and marketing expense for Insat was greater than the increase in gross margin dollars contributed by Insat. These expenses were offset to some degree by a reduction in stock compensation expense.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

  The Company had $1,152,185 in revenue from sales of satellite equipment and services in the 1999 period compared to $526,157 in the 1998 period. The increase of $626,028 is primarily attributable to the introduction of Iridium products in 1999.

  Costs of goods sold was $990,203 in the first half of 1999 compared to $374,286 in the first half of 1998. The gross margin in the 1999 period was 14.1% as opposed to 28.9% in the 1998 period. Lower gross margins resulted from aggressive discounts required to sell Iridium equipment in an extremely weak market.

  Sales and marketing expense in the 1999 period was $1,700,372 compared to $389,424 in the 1998 period. The expense was 148% of revenues in first six months in 1999 compared to 74% in the first six months of 1998. The increase of $1,310,948 primarily reflects intensified efforts in marketing Iridium products during 1999. Since these staff additions and other expenditures did not produce anticipated revenue, the ratio of sales and marketing expense to revenues was well above normal and anticipated levels in 1999.

  Research and development expense was $185,025 in the first half of 1999 as compared to no expense in 1998. This expense in 1999 reflected the Company's efforts to develop products and services that are complementary to its satellite telephone business in ways that benefit customers in the Company's targeted markets. In the first half of 1998, the Company had not yet implemented this effort.

  General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $3,182,648 in the 1999 period, compared to $1,624,236 in 1997. This increase of $1,558,412 was primarily related to an increase in the legal and accounting fees incurred in the 1999 period versus the prior year period. These professional fees are attributable to the Company's one-time need to resolve legal and accounting issues that had emerged during management transitions in 1997 and to largely unsuccessful efforts to raise needed capital.

  The Company wrote off $665,895 of goodwill in the first half of 1999 as compared to none in the first half of 1998. The 1999 write off represented an impairment of the value attributed to Skysite at the time of its acquisition. The Company estimated that this portion of the goodwill would not be realized during the amortization period.

  Net loss for the first six months of 1999 was $5,484,490 as compared to $2,143,772 in the comparable 1998 period. Significant factors contributing to the increase in the net loss by $3,340,718 were increased sales and marketing and general and administrative expense as described above and the 1999 write off of goodwill. These expenses were offset to some degree by a reduction in stock compensation expense.

Liquidity and Capital Resources

  The Company has been dependent on a series of equity fundings to provide the resources it has required to conduct its business. It has never produced a positive cash flow from operations. When it abandoned its initial activities related to production of television "set-top" electronic devices in 1997, it did not have sufficient cash on-hand or readily available to finance its expenses during a repositioning and start-up of its new satellite telephone business.
Its entry into that business has been made possible by the issuance of three series of convertible preferred stock during 1997 and 1998. The capital raised in these offerings were sufficient to fund activities through 1998 and early 1999. But sustained and growing operating losses nearly exhausted the Company's cash by the end of the first half of 1999.

  Cash and cash equivalents were $1,368,408 on December 31, 1998. A net loss of over $5,000,000 in the first half of 1999 was partially offset by an increase in accounts payable of approximately $2,025,000 and a depletion of inventory of approximately $485,000. Net cash used in operating activities in the first half of 1999 was thus reduced to $1,844,285. This operating deficit was met primarily through increases in non-trade debt and sales of assets yielding $1,034,000. The assets liquidated by the Company during the first half of 1999 were securities sold for approximately $131,000. Notes receivable for approximately $220,000 were collected. The Company also increased debt through borrowings of $683,000 from shareholders. Equity transactions during the first half of 1999 provided working capital in total of $368,000.

  Cash and cash equivalents were $197,350 on June 30, 1999. The Company has required cash in excess of $300,000 per month in July and August to continue at its current level of operations. The ability of the Company to raise this additional cash is greatly diminished by its disappointing operating results and the considerable weakening of its balance sheet in the first half of the year. The Company's current expenses in this period have been met through loans provided by its shareholders and Telcam in anticipation of a merger. There can be no assurance that such funding will continue or that adequate funds will be available for the Company to meet the substantial costs of consummating the anticipated merger. Management of the Company believes that it is unlikely that the Company could avoid a total suspension of operations or liquidation if it is unable to consummate its anticipated merger with Telcam.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

(Not applicable)

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Privatinvest Bank, A.G., Plaintiff, v. Joseph B. LaRocco, Defendant, Third Party
--------------------------------------------------------------------------------
Plaintiff, v. USDI and West America Securities, Inc., Third Party Defendants. On
----------------------------------------------------------------------------
March 9, 1999, Plaintiff, PrivatInvest Bank, A.G. ("Plaintiff," or "Bank") filed a complaint in the Superior Court, Judicial District of Fairfield at Bridgeport, against Joseph B. LaRocco ("Defendant" or "LaRocco"), alleging damages arising out of the acquisition of shares of stock of USDI, then known as VisCorp. The Bank's Complaint alleges damages "in excess of Fifteen Thousand Dollars." LaRocco filed a Third Party Complaint against USDI and West America Securities, alleging that USDI and/or West America Securities is liable in full or in part for damages claimed by the Bank. The matter was removed to United States District Court, District of Connecticut by Third Party Defendant West America Securities, Inc. on July 15, 1999,Case No. 3:99 CV 1337 (DJS). In the transaction which gives rise to Plaintiff's complaint, LaRocco, an attorney, was retained by the Bank to provide advice and counsel and to act on the Bank's behalf with respect to a prospective purchase of USDI stock under an Off-Shore Purchase Agreement from the stock certificate owners, Roger Remillard and Bonnie Remillard. LaRocco was to opine that the sale of the shares fell within the Securities Act, Regulation S "Safe Harbor" provisions, which would permit the Bank to transfer the shares after a forty (40) day holding period. Following the Bank's purchase of the stock from the Remillards, the Bank discovered that the stock did not qualify as an exempt transfer under Regulation S. The Bank, therefore, was required to hold the stock for a period of one (1) year, during which time the value of the stock declined, thereby, according to the Bank, causing the Bank to be damaged. The Bank alleges, inter alia, that LaRocco
                                                  ----------
failed to adequately investigate and perform due diligence, thereby failing to ascertain that the safe harbor provisions were not applicable to the stock transfer. LaRocco filed his Third Party Complaint, alleging that USDI misrepresented or failed to disclose certain facts to LaRocco, presumably thereby causing him to issue an incorrect opinion letter as to the tradeability of the shares. USDI contends that it is not subject to the jurisdiction of the Court in Connecticut because it does not have sufficient contacts with the forum state. Furthermore, USDI contends that it can not be liable for the errors or omissions of LaRocco, because it did not fraudulently or negligently conceal or fail to disclose any facts relevant to LaRocco's opinion letter. Furthermore, USDI contends that LaRocco is not legally entitled to indemnification from USDI. USDI and the Bank previously entered into a settlement agreement whereby the Bank agreed to indemnify USDI for any damages incurred by USDI as a result of the Bank's assertion of a cause of action against LaRocco. Therefore, it is USDI's position that if in fact it is found to be liable to LaRocco in any
amount, it will be entitled to indemnity from the Bank in that amount.   In the
event this matter is litigated, USDI intends to vigorously defend this action. The case is at an early stage with no discovery having occurred and responsive pleadings not yet due.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   The Company filed a Form 8-K on June 14, 1999 to report a press release dated June 8, 1999 reporting the Company's principal operating subsidiary, International Satellite Group, Inc., curtailment operations as of June 8, 1999.

   The Company filed a Form 8-K on July 12, 1999 to report a press release dated June 24, 1999 reporting the Company is actively exploring specific merger and asset-sale opportunities.

   The Company filed a Form 8-K on July 12, 1999 to report a press release dated July 8, 1999 reporting the Company's announcement that the Company had entered into a Memorandum of Understanding with TELCAM, agreeing in principal to the merger of the two companies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     U.S. Digital Communications, Inc.



Date: August 13, 1999               /s/ ROBERT J. WUSSLER
      ---------------               ---------------------
                                    Robert J. Wussler
                                    (President, Chief Executive Officer
                                    and Director (Principal Executive
                                    Officer))


Date: August 13, 1999               /s/ EDWARD J. KOPF
      ---------------               ---------------------
                                    Edward J. Kopf
                                    (Executive Vice President and Chief
                                    Operating Officer
                                    (Principal Financial and Accounting
                                    Officer))