Form 10-Q
period 1999-09-30
U S DIGITAL COMMUNICATIONS INC
filed 1999-12-29
CIK 1020292

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================


                                   FORM 10--Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.
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

                               YES |X|     No |_|

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASSES OF COMMON STOCK WAS 27,843,622 SHARES OF COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF SEPTEMBER 30, 1999

PART I: FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

                        U.S. DIGITAL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                            September 30,    December 31,
                                                                                                1999             1998
                                                                                            ------------     ------------
Current assets:
      Cash and cash equivalents                                                             $     40,219     $  1,395,480
      Trade accounts receivable, net                                                             255,365          187,223
      Inventory                                                                                  117,297          795,117
      Note receivable                                                                               --            100,000
      Prepaid expenses, and other                                                                 64,048          204,048
                                                                                            ------------     ------------
           Total current assets                                                                  476,929        2,681,868

      Investments                                                                                   --             20,312

      Property and equipment, net                                                                717,446          237,883

      Intangible assets, net                                                                        --            771,039

      Other noncurrent assets                                                                    153,402          145,715
                                                                                            ------------     ------------

      Total assets                                                                          $  1,347,777     $  3,856,817
                                                                                            ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued expenses                                                    3,180,526        1,368,408
      Deferred revenue                                                                            91,809           12,615
      Dividends payable                                                                          803,788          584,077
      Stockholder loans                                                                          500,000          500,000
      Accrued interest on stockholder loans                                                      126,710           66,707
      Notes payable                                                                            2,324,835          314,835
      Minimum royalty obligation                                                                 450,000          450,000
      Due to former officers and stockholders                                                       --            511,100
                                                                                            ------------     ------------
           Total current liabilities                                                           7,477,668        3,807,742

Notes payable (net of current portion)                                                              --            600,000
                                                                                            ------------     ------------

           Total liabilities                                                                   7,477,668        4,407,742
                                                                                            ------------     ------------

Commitments and contingencies

Stockholders' equity (deficit):
      Preferred stock -- $0.01 par, 10,000,000 shares authorized; 520,000 and
            3,707,332 issued and outstanding at September 30, 1999 and December 31, 1998              52           37,073
      Common stock -  $0.01 par, 50,000,000 shares authorized; 33,745,822 issued and 27,843,622 outstanding at September 30, 1999; 22,732,500 issued and
           16,830,300 outstanding at December 31, 1998                                           337,458          227,325
      Additional paid-in capital                                                              28,698,913       24,579,138
      Common stock warrants                                                                    6,653,218        6,899,337
      Accumulated other comprehensive income (loss )                                                --            (20,638)
      Treasury stock (5,902,200 shares of common stock, at cost)                                     (10)             (10)
      Stockholders' receivable                                                                  (200,000)        (200,000)
      Accumulated deficit                                                                    (41,619,522)     (32,073,150)
                                                                                            ------------     ------------

           Total stockholders' equity (deficit)                                               (6,129,891)        (550,925)
                                                                                            ------------     ------------

           Total liabilities and stockholders' equity (deficit)                             $  1,347,777     $  3,856,817
                                                                                            ============     ============

      See accompanying notes to condensed consolidated financial statements

                        U.S. DIGITAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                              --------------------------------  -------------------------------
                                                                   1999             1998             1999             1998
                                                               ------------     ------------     ------------     ------------
Sales:
        Equipment                                              $       --            107,326     $    430,291          301,682
        Services                                                    129,997          160,226          851,891          492,027
                                                               ------------     ------------     ------------     ------------
              Total sales                                           129,997          267,552        1,282,182          793,709

Cost of goods sold                                                  335,097          205,451        1,325,300          579,737
                                                               ------------     ------------     ------------     ------------
              Gross margin                                         (205,100)          62,101          (43,118)         213,972
                                                               ------------     ------------     ------------     ------------

Operating expenses:
        Research & Development                                        2,087             --            187,112             --
        Sales and marketing                                          25,854          423,986        1,726,226          813,410
        General and administrative                                  750,418        1,783,139        3,933,066        3,407,375
        Goodwill write off                                             --               --            665,895             --
        Stock option compensation                                      --               --               --            369,479
                                                               ------------     ------------     ------------     ------------
              Total operating expenses                              778,359        2,207,125        6,512,299        4,590,264
                                                               ------------     ------------     ------------     ------------
Loss from operations                                               (983,459)      (2,145,024)      (6,555,417)      (4,376,292)
                                                               ------------     ------------     ------------     ------------

Other income (expense):
        Interest expense                                            (21,154)         (30,927)         (62,262)        (128,905)
        Interest and other income                                     8,442           46,388           46,969           63,982
        Income (loss) on repayment of debt                             --               --               --            167,881
        Gain (Loss) on investments                                     --               --             90,049             --
                                                               ------------     ------------     ------------     ------------
              Total other income (expense), net                     (12,712)          15,461           74,756          102,958
                                                               ------------     ------------     ------------     ------------

Net loss                                                           (996,171)      (2,129,563)      (6,480,661)      (4,273,334)

Dividends on preferred stock                                       (271,371)      (1,688,535)      (3,065,711)      (3,194,650)
                                                               ------------     ------------     ------------     ------------

Net loss available to common stockholders                      $ (1,267,542)    $ (3,818,098)    $ (9,546,372)    $ (7,467,984)
                                                               ============     ============     ============     ============

Net loss per common share:
        Basic                                                  $      (0.05)    $      (0.24)    $      (0.45)    $      (0.46)

        Diluted                                                $      (0.05)    $      (0.24)    $      (0.45)    $      (0.46)

        Weighted average shares of common stock outstanding      23,779,312       15,914,637       21,092,551       16,311,875

      See accompanying notes to condensed consolidated financial statements

                        U.S. DIGITAL COMMUNICATIONS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                             Common Stock
                                                              Preferred Stock                        Par Value
                                                         -------------------------     ------------------------
                                                           Shares         Amount         Shares        Amount
                                                         ----------     ----------     ----------    ----------
BALANCE, DECEMBER 31, 1998                                3,707,332     $   37,073     22,732,500    $  227,325

Net Loss                                                       --             --             --            --
Unrealized gain on securities                                  --             --             --            --
Sale of stock and warrants for cash                             200              2        666,668         6,667
Issuance of stock in noncash transactions                      --             --          615,000         6,150
Stock issuance cost                                            --             --             --            --
Exercise of stock options                                      --             --        2,684,603        26,846
Exercise of warrants                                           --             --           86,000           860
Conversion of preferred stock to common stock            (3,702,332)       (37,023)     6,961,051        69,611
Preferred dividends and beneficial conversion feature          --             --             --            --
                                                         ----------     ----------     ----------    ----------

BALANCE, SEPTEMBER 30, 1999                                   5,200     $       52     33,745,822    $  337,458
                                                         ==========     ==========     ==========    ==========

                                                          Additional         Common               Treasury Stock
                                                           Paid-In           Stock         -----------------------------
                                                           Capital          Warrants          Shares            Cost
                                                         ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1998                               $ 24,579,138     $  6,899,337       (5,902,200)    $        (10)

Net Loss                                                         --               --               --               --
Unrealized gain on securities                                    --               --               --               --
Sale of stock and warrants for cash                           381,451           11,880             --               --
Issuance of stock in noncash transactions                     293,392             --               --               --
Stock issuance cost                                           (34,900)            --               --               --
Exercise of stock options                                     149,257             --               --               --
Exercise of warrants                                          515,140         (258,000)            --               --
Conversion of preferred stock to common stock                 (16,926)            --               --               --
Preferred dividends and beneficial conversion feature       2,832,360             --               --               --
                                                         ------------     ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1999                              $ 28,698,913     $  6,653,217       (5,902,200)    $        (10)
                                                         ============     ============     ============     ============

                                                                           Accumulated
                                                                              Other                            Total
                                                         Stockholders'    Comprehensive    Accumulated      Stockholders'
                                                          Receivable      Income (Loss)      Deficit          Deficit
                                                         ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1998                               $   (200,000)    $    (20,638)    $(32,073,150)    $   (550,925)

Net Loss                                                         --               --         (6,480,661)      (6,480,661)
Unrealized gain on securities                                    --             20,638             --             20,638
Sale of stock and warrants for cash                              --               --               --            400,000
Issuance of stock in noncash transactions                        --               --               --            299,542
Stock issuance cost                                              --               --               --            (34,900)
Exercise of stock options                                        --               --               --            176,104
Exercise of warrants                                             --               --               --            258,000
Conversion of preferred stock to common stock                    --               --               --             15,661
Preferred dividends and beneficial conversion feature            --               --         (3,065,711)        (233,351)
                                                         ------------     ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1999                              $   (200,000)    $       --       $(41,619,522)    $ (6,129,892)
                                                         ============     ============     ============     ============

      See accompanying notes to condensed consolidated financial statements

                        U.S. DIGITAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                            1999            1998
                                                                                         -----------     -----------
Cash flows from operating activities:
        Net loss                                                                         $(6,480,661)    $(4,273,334)

        Adjustments to reconcile net loss to net cash used in
           operating activities--
        Depreciation and amortization                                                        295,005         185,945
        Goodwill write off                                                                   665,895            --
        Stock option compensation                                                               --           369,479
        Loss on property and equipment                                                       123,000            --
        (Gain) Loss on investment                                                           (110,687)           --
        Stock issued for services                                                             33,542            --
        Changes in assets and liabilities:
              (Increase) Decrease in trade accounts receivable, net                          (96,673)         80,410
              Decrease in inventory                                                          677,820          69,543
              Decrease (increase) in prepaid expenses                                        140,001         (88,444)
              (Increase) Decrease in other noncurrent assets                                  (7,687)        (32,014)
              (Decrease) Increase in accounts payable and accrued expenses                 1,812,118        (181,494)
              Increase (Decrease) in deferred revenue                                         79,194         (74,578)
              Increase in accrued interest on stockholder loans                               60,003          87,756
              Increase in in due to former officers and stockholder                             --              --
                                                                                         -----------     -----------

                     Total adjustments                                                     3,671,531         416,603
                                                                                         -----------     -----------

                     Net cash used in operating activities                                (2,809,130)     (3,856,731)
                                                                                         -----------     -----------

Cash flows from investing activities:
        Advances to non-affiliates                                                              --          (646,000)
        Purchase of investments                                                                 --              --
        Collection of notes receivable                                                       324,169            --
        Proceeds from sales of investments                                                   130,999            --
        Capital expenditures                                                                (792,424)        (49,658)
                                                                                         -----------     -----------

                     Net cash used in investing activities                                  (337,256)       (695,658)
                                                                                         -----------     -----------

Cash flows from financing activities:
        Borrowings from stockholders                                                         890,000       1,110,150
        Borrowings from TELCAM                                                               520,000            --
        Principal payments under notes payable                                                  --            (2,797)
        Proceeds from issuance of preferred stock and warrants                               237,900       8,763,900
        Proceeds from issuance of common stock                                               178,125         121,875
        Payment of dividends on preferred stock                                                 --              --
        Payment of stock issuance costs                                                      (34,900)     (1,120,390)
        Repayment of stockholder borrowings                                                     --          (250,000)
                                                                                         -----------     -----------

                     Net cash provided by financing activities                             1,791,125       8,622,738
                                                                                         -----------     -----------

Net change in cash and cash equivalents                                                   (1,355,261)      4,070,349
Cash and cash equivalents, beginning of period                                             1,395,480         545,790
                                                                                         -----------     -----------

Cash and cash equivalents, end of period                                                 $    40,219     $ 4,616,139
                                                                                         ===========     ===========

Supplemental disclosures of cash transactions:
        Cash paid for interest                                                           $       816     $    36,148
                                                                                         ===========     ===========

Supplemental disclosures of non-cash transactions:
        Common stock issues in satisfication of stockholder loan                         $   266,000     $   337,361
                                                                                         ===========     ===========

        Satisfacition of amounts due to former officers with issuance of common stock    $      --       $      --
                                                                                         ===========     ===========

        Cancelation of stock and shareholders' loans in settlement                       $      --       $   326,123
                                                                                         ===========     ===========

        Common stock and warrants issued as consideration for placement fees             $   245,100     $   563,000
                                                                                         ===========     ===========

        Unrealized income on investment                                                  $    20,638     $      (650)
                                                                                         ===========     ===========

        Beneficial conversion feature on preferred stock                                 $ 2,846,000     $ 2,877,576
                                                                                         ===========     ===========

      See accompanying notes to condensed consolidated financial statements

                         US DIGITAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

     The condensed consolidated balance sheets of U.S. Digital Communications, Inc. (the "Company") as of September 30, 1999 and December 31, 1998, and the related condensed consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the nine months ended September 30, 1999 and 1998 presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Certain amounts have been reclassified to conform to the current year presentation.

     Certain notes and other information have been condensed or omitted from these interim financial statements.

(2)      CURTAILMENT OF OPERATIONS; MERGER AGREEMENT

     During June 1999 the Company announced that it's principal operating subsidiary, International Satellite Group, Inc., was curtailing operations and that the company was actively seeking specific merger and asset-sale opportunities in an effort to resolve its urgent liquidity problems. In July 1999 the Company announced that it had entered into a Memorandum of Understanding with TELCAM, Telecommunications Company of the Americas, Inc., agreeing in principle to the merger of the companies (the "Merger"). A merger agreement was approved by the respective board of directors of each company and signed on December 28, 1999. The consummation of the Merger is subject to a number of conditions, including satisfactory conclusion of due diligence, negotiation of reductions in US Digital's obligations to creditors, and approval by the shareholders of each company. If the Merger is realized, the current shareholders of TELCAM will own not less than 51% of the fully diluted common shares, and will name four of seven members of the Board of Directors of USDI.

      In August 1999, TELCAM experienced significant management turnover. Robert Lee, formerly CEO and an equity owner of TELCAM, left the employ of the Company and sold his interest in TELCAM as the result of differences with the TELCAM Board of Directors over the management of the Company. The parties were unable to proceed toward the completion of the Merger until Gregory Hahn was appointed to succeed Mr. Lee as CEO of TELCAM and Mr. Hahn was able to complete changes to TELCAM's management team. In addition, there was a need to resolve serious liquidity problems at the Company and TELCAM prior to proceeding with the Merger. The Company did not have sufficient funds to meet the costs associated with completing the Merger without obtaining loans from TELCAM that the latter could not provide at that time. The Company's management also was concerned about TELCAM's liquidity after the consummation of the Merger.

      TELCAM arranged in December 1999 for the sale of $1,800,000 of its convertible notes. Of those funds, $900,000 was received in mid-December and the remainder will be released from escrow upon the filing of the Proxy Statement related to the Merger. It is expected that that statement will be filed with the Securities and Exchange Commission prior to the end of 1999. The ability of the TELCAM to continue and expand its operations and to make loans to USDI needed to complete the Merger was dependent on its receiving these funds. TELCAM now expects to be able to support these and other necessary activities from the proceeds of these notes until current revenues from the receipts of billings to newly acquired customers are sufficient to provide positive cash flow. There can be no assurance that the funds received from the notes will in fact be adequate to allow the completion of the Merger or the uninterrupted continuation or expansion of TELCAM's business. In addition, the liquidity of the Company after completion of the Merger could be adversely affected if the holders of the notes opt for their repayment in cash.

     On December 27, 1999, USDI's Board of Directors and unanimously approved the Merger Agreement and the Merger, and recommended that the stockholders of USDI approve and adopt the Merger Agreement and the Merger. The Company expects to hold a Special Meeting of its stockholders in early February 2000 and subject to the approval of the stockholders at that meeting, to consummation the merger with TELCAM shortly thereafter.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     During June 1999 the Company announced that it's principal operating subsidiary, International Satellite Group, Inc., was curtailing operations and that the company was actively seeking specific merger and asset-sale opportunities in an effort to resolve its urgent liquidity problems that are described in more detail in "Results of Operations" below. In July 1999 the Company announced that it had entered into a Memorandum of Understanding with TELCAM, Telecommunications Company of the Americas, Inc., agreeing in principle to the merger of the companies (the "Merger"). A merger agreement was approved by the respective board of directors of each company and signed on December 28, 1999. The consummation of the Merger is subject to a number of conditions, including satisfactory conclusion of due diligence, negotiation of reductions in US Digital's obligations to creditors, and approval by the shareholders of each company. If the Merger is realized, the current shareholders of TELCAM will own not less than 51% of the fully diluted common shares, and will name four of seven members of the Board of Directors of USDI.

      In August 1999, TELCAM experienced significant management turnover. Robert Lee, formerly CEO and an equity owner of TELCAM, left the employ of the Company and sold his interest in TELCAM as the result of differences with the TELCAM Board of Directors over the management of the Company. The parties were unable to proceed toward the completion of the Merger until Gregory Hahn was appointed to succeed Mr. Lee as CEO of TELCAM and Mr. Hahn was able to complete changes to TELCAM's management team. In addition, there was a need to resolve serious liquidity problems at the Company and TELCAM prior to proceeding with the Merger. The Company did not have sufficient funds to meet the costs associated with completing the Merger without obtaining loans from TELCAM that the latter could not provide at that time. The Company's management also was concerned about TELCAM's liquidity after the consummation of the Merger.

      TELCAM arranged in December 1999 for the sale of $1,800,000 of its convertible notes. Of those funds, $900,000 was received in mid-December and the remainder will be released from escrow upon the filing of the Proxy Statement related to the Merger. It is expected that that statement will be filed with the Securities and Exchange Commission prior to the end of 1999. The ability of the TELCAM to continue and expand its operations and to make loans to USDI needed to complete the Merger was dependent on its receiving these funds. TELCAM now expects to be able to support these and other necessary activities from the proceeds of these notes until current revenues from the receipts of billings to newly acquired customers are sufficient to provide positive cash flow. There can be no assurance that the funds received from the notes will in fact be adequate to allow the completion of the Merger or the uninterrupted continuation or expansion of TELCAM's business. In addition, the liquidity of the Company after completion of the Merger could be adversely affected if the holders of the notes opt for their repayment in cash.

     On December 27, 1999, USDI's Board of Directors met, reviewed the current status of TELCAM's management and liquidity and unanimously approved the Merger Agreement and the Merger, and recommended that the stockholders of USDI approve and adopt the Merger Agreement and the Merger. The Company expects to hold a Special Meeting of its stockholders in early February 2000 and, subject to the approval of the stockholders at that meeting, to consummate the merger with TELCAM shortly thereafter. If the Merger does not occur, management believes that it would not have adequate financial resources to continue its operations. Management estimates that it would have to terminate all operations immediately in the absence of the loans being provided to it by TELCAM and that it would be unable to continue operations after the anticipated effective date of the Merger without the additional cash flow that it expects to realize from TELCAM's operations.

      The Company has incurred significant operating losses in every fiscal period since inception. Commencing in August 1997, the Company concentrated its business on the global satellite communications market. The Company's global satellite communications business has only limited operating history. The Company is thus subject to the risks inherent in the establishment and growth of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, a continually evolving industry subject to rapid technological and price changes, acceptance of the products that Insat markets, an increasing number of market competitors and the filing for Chapter 11 Bankruptcy protection by major suppliers of services in its industry. The Company's prospects must also be considered in relation to the uncertainties regarding the completion of its proposed merger with TELCAM and the potential benefits and risks of that merger if consummated. For the years ended December 31, 1997 and 1998, the Company's net loss were $4,685,185 and $7,265,156. The Company expects to experience a loss in 1999 and most probably longer. The information contained in this report on Form 10-Q should be read in conjunction with the Company's more detailed report on Form 10-K for fiscal year 1998 filed on March 31, 1999.

Results Of Operations

The Company substantially increased expenditures for sales and marketing and for customer service in the last quarter of 1998 and the first and second quarter of 1999. These increases were made in order to take full advantage of sales opportunities that it expected would be created by the commercial launch of the Iridium satellite communications system. These opportunities have not been realized; the Company's sales in the first three quarters of 1999 fell well below expectations and its operating loss was unexpectedly large.

The Company is dependent on third-party providers for the satellite airtime it resells to its customers. It is supplied by satellite services, on a non-exclusive basis, primarily pursuant to agreements with American Mobile Satellite Corporation (American Mobile) and Iridium North America, LP (Iridium). During 1998, American Mobile provided substantially all of the airtime that the Company resold to its customers. Plans for continuance and dramatic expansion of the Company's business during late 1998 and 1999 assumed that American Mobile airtime would continue to be sold in growing quantities and, particularly, that sales of Iridium airtime would grow very rapidly and substantially exceed those of American Mobile airtime. At the time of commercial launch of the Iridium system in November, 1998 and for some time thereafter, the ability of users to successfully initiate and complete a call was below consumer expectations.

     Despite some improvement in the second quarter, the Company's Iridium sales in each of the first two quarters of 1999 fell well below expectations and its operating loss was unexpectedly large. In April 1999, the Company began to implement a program reducing operating expenditures and attempting to develop additional sources of revenue to offset the possible effect of any continuing difficulty with Iridium's operations or public perception of such difficulty. The unexpectedly large operating losses created an imperative need for the Company to raise short-term capital during the second quarter of 1999. The Company was unable to raise adequate funds. As a result Insat, the Company's principal operating subsidiary, was forced to curtail its field sales operations and certain other functions in June, 1999 in order to reduce cash requirements.

     At the time of the curtailment of Insat operations, the USDI Board of Directors instructed management to explore resolving the liquidity problems through merger opportunities and/or sale of equipment and customer-list assets. On July 8, 1999, the Company entered into a Memorandum of Understanding (the "Agreement") with TELCAM, agreeing in principle to the Merger of the companies. A definitive Merger Agreement was approved by the respective board of directors of each company and signed on December 28, 1999. The consummation of the Merger is subject to a number of conditions, including satisfactory conclusion of due diligence, negotiation of reductions in US Digital's obligations to creditors, and approval by the shareholders of each company.
If the Merger is realized, the shareholders of TELCAM will own not less than 51% of the fully diluted common shares, and will name four of seven members of the Board of Directors of USDI. The existing stockholders of USDI will incur substantial dilution.

     Consistent with the terms of the Agreement and subject to certain restrictions, TELCAM is providing management for USDI's satellite telephone operating subsidiaries until the consummation of the merger or the termination of the Agreement. Commencement of the sales effort by TELCAM was delayed and has been hampered due to transition issues with suppliers of satellite telephone airtime. These issues included providing confirmation to the vendors that TELCAM was acting under USDI's authority, rescheduling of payment of amounts payable to the vendors and clarification of the status of the vendors' agreements with USDI. Management believes that most operational issues with Iridium North America have been resolved and the Company's telephone service to Iridium customers has been largely uninterrupted. There remain substantial disagreements between the Company and AMSC and normal billing and service to AMSC customers has been disrupted in recent months. As a result of these issues, the Company experienced an almost total halt in sales to new customers in the second half of 1999. On August 13, 1999, Iridium announced that it is pursuing a comprehensive financial restructuring through a voluntary Chapter 11 filing in the United States Bankruptcy Court in Delaware.

     TELCAM is also providing certain operating loans to USDI and its subsidiaries during the current period to fund specific business operations. As a result of its own liquidity problems, TELCAM failed to make such loans on a timely basis during the months from August to November. It resumed provision of these loans subsequent to the sale of its convertible notes described above. TELCAM has the right at any time, under certain conditions, to terminate the agreement and with it the management authority and funding obligations of TELCAM under the terms of the agreement. .

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

     The Company had $129,997 in revenue from sales of satellite equipment and services in the third quarter of fiscal 1999 compared to $267,552 in the third quarter of fiscal 1998. This decrease resulted primarily from Insat's termination of outside sales efforts for equipment related to the Iridium system and other satellite telephone systems. Sales of telephone services also declined from the year earlier period and from the second quarter of 1999. The decline from the previous period was accounted for by a combination of reduced sales effort of the Company and delays in billing in the third quarter, both resulting from staff and other cost reductions.

     During the third quarter of 1999, the Company's shortage of working capital caused it to fall behind on payments to key vendors and, as a result, had increasing difficulty in maintaining a reliable flow of products and in maintaining adequate inventories of telephone equipment. This supply could be further adversely affected by trade accounts payable of approximately $3.2 million at the end of the third quarter of fiscal 1999.

     Costs of goods sold were $335,097 in the third quarter of fiscal 1999 compared to $205,451 in the third quarter of fiscal 1998. The gross margin in the 1999 period was negative as opposed to approximately 23% in the 1998 period. The gross loss on sales in the third quarter of 1999 resulted in large part from write-downs of the value of Iridium telephone equipment in inventory due to rapidly declining retail pricing for such goods.

     Research & development expense was $2,087 in the third quarter of fiscal 1999 compared to no such expense for the second quarter of fiscal 1998. The Company was undertaking no significant research and development efforts in either period. Financial pressure in the third quarter of 1999 forced the Company to terminate a research and development program that it had instituted during the last quarter of 1998 and the first half of 1999.

     Sales and marketing expense in the third quarter of fiscal 1999 was $25,854 compared to $423,986 in the third quarter of fiscal 1998. The decline resulted from the Company's termination of outside sales efforts in the 1999 period.

     General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, were to $750,418 in the third quarter of fiscal 1999, compared to $1,783,139 in the third quarter of fiscal 1998. This decrease was principally due to the termination of most operations of Insat and its subsidiaries. The remaining expense was primarily related to corporate management's efforts to complete the proposed merger with TELCAM.

     The Company did not grant any stock options during the third quarter of fiscal 1999. Net loss for the third quarter of fiscal 1999 was $996,171 as compared to $2,129,563 in the third quarter of fiscal 1998. The decrease in the loss was primarily due to the termination of most activities of Insat. The reductions in costs were larger that the loss in gross margin revenues caused by the cutbacks.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

     The Company had $1,282,182 in revenue from sales of satellite equipment and services in the 1999 period compared to $793,709 in the 1998 period. The increase is primarily attributable to the introduction of Iridium products in 1999. However all of the increase was experienced in the first half of 1999 prior to the Company's sharp reduction in sales and other operating efforts during the third quarter.

    Costs of goods sold was $1,325,300 in the first nine months of 1999 compared to $579,737 in the first nine months of 1998. The gross margin in the 1999 period was negative as opposed to 27% in the 1998 period. Lower gross margins resulted from aggressive discounts required to sell Iridium equipment in an extremely weak market and from write-down of inventory of that equipment.

     Sales and marketing expense in the 1999 period was $1,726,226 compared to $813,410 in the 1998 period.. The increase primarily reflects intensified efforts in marketing Iridium products during 1999. Since these staff additions and other expenditures did not produce anticipated revenue, the ratio of sales and marketing expense to revenues was well above normal and anticipated levels in 1999.

     Research and development expense was $187,112 in the first nine months of 1999 as compared to no expense in 1998. This expense in 1999 reflected the Company's efforts in the first half of 1999 to develop products and services that are complementary to its satellite telephone business in ways that benefit customers in the Company's targeted markets. In the first nine months of 1998, the Company had not yet implemented this effort. This effort was terminated in the third quarter of 1999 as part of the Company's general retrenchment.

     General and administrative expenses, including travel and entertainment expenses, legal fees and consulting fees, as well as certain other expenses, increased to $3,933,066 in the 1999 period, compared to $3,407,375 in the 1998 period. This increase was primarily related to an increase in the legal and accounting fees incurred in the 1999 period versus the prior year period. These professional fees are attributable to the Company's one-time need to resolve legal and accounting issues that had emerged during management transitions in 1997, to largely unsuccessful efforts to raise needed capital and to the on-going merger efforts. The Company's rate of spending on other general and administrative expenses dropped substantially in the third quarter of 1999 primarily in light of the cutbacks at Insat.

     The Company wrote off $665,895 of goodwill in the first nine months of 1999 as compared to none in the first nine months of 1998. The 1999 write off represented an impairment of the value attributed to Skysite at the time of its acquisition. The Company estimated that this portion of the goodwill would not be realized during the amortization period.

     Net loss for the first nine months of 1999 was $6,480,661 as compared to $4,273,334 in the comparable 1998 period. Significant factors contributing to the increase in the net loss were increased sales and marketing and general and administrative expense as described above, the disappointing results of Iridium sales efforts and the 1999 write off of goodwill. These expenses were offset to some degree by a reduction in stock compensation expense and the third quarter reduction in operating expenditures.

Liquidity and Capital Resources

     The Company has been dependent on a series of equity fundings to provide the capital required to conduct its business. It has never produced a positive cash flow from operations. When it abandoned its initial activities related to production of television set-top electronic devices in 1997, it did not have sufficient cash on-hand or readily available to finance its expenses during a repositioning and start-up of its new satellite telephone business. Its entry into that business has been made possible by the issuance of three series of convertible preferred stock during 1997 and 1998. The capital raised in these offerings was sufficient to fund activities through 1998 and early 1999. But sustained and growing operating losses nearly exhausted the Company's cash by the end of the third quarter of 1999.

     Cash and cash equivalents were $1,395,480 on December 31, 1998. A net loss of approximately $5,575,000 in the first nine months of 1999 (prior to depreciation, amortization and goodwill) was partially offset by an increase in accounts payable of approximately $1,812,000, a depletion of inventory of approximately $678,000 and other factors. Net cash used in operating activities in the nine months of 1999 was $2,809,130. The Company also made capital expenditures of $792,424 during the nine months. This combined operating and capital deficit of $3,601,554 was met in large part by using $1,355,261 of the cash on hand at the start of the year and through increases in non-trade debt and sales of assets yielding $1,894,721. The Company increased debt primarily through borrowings of $590,000 from shareholders and directors and approximately $520,000 from TELCAM. The assets liquidated by the Company included securities sold for approximately $131,000 and notes receivable for approximately $324,000. Equity transactions during the first nine months of 1999 provided additional working capital of $416,025.

     Cash and cash equivalents were $40,219 on September 30, 1999. The Company has required cash in excess of $100,000 per month since October to continue at its current level of operations. The ability of the Company to raise this additional cash is greatly diminished by its disappointing operating results and the considerable weakening of its balance sheet in the nine months of the year. The Company's current expenses in the fourth quarter have been met through additional loans provided by TELCAM in anticipation of the Merger. There can be no assurance that such funding will continue or that adequate funds will be available for the Company to meet the substantial costs of consummating the anticipated merger. Management of the Company believes that it is unlikely that the Company could avoid a total suspension of operations or liquidation if it is unable to consummate the Merger.

    The Company's prospects must be considered in relation to the uncertainties regarding the completion of the Merger and the potential benefits and risks of the Merger if consummated. For the years ended December 31, 1997 and 1998, the Company's net losses were $4,685,185 and $7,265,156, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

(Not applicable)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TOM SOUMAS V. USDI. On or about January 29, 1999, Tom Soumas, a former employee of Skysite, filed a complaint against the Company in Superior Court of the California, Los Angeles County, Case No. BC204576, alleging multiple claims, including breach of contract, breach of fair dealing, fraud, negligent misrepresentation, specific performance, conversion and trespass. On or about February 16, 1999, Mr. Soumas filed an Amended Complaint in the above-referenced matter containing the same claims as those in the original Complaint. The claims arise out of the August 26, 1997 acquisition by the Company of all of the stock of Skysite, pursuant to the terms of an Agreement and Plan of Reorganization dated June 20, 1997. Due to disputes between the Company and Mr. Soumas, the 240,000 shares due to Mr. Soumas under the original agreement remain unissued, and we do not intend to issue such shares. See "Legal Proceedings--Cochran Ranch." The Company alleged that numerous misrepresentations were made in the Agreement. These defenses will be raised as a setoff to the former President's claim for stock and any damages related thereto. Given the early stages of the case, it is not possible to determine the likelihood of an unfavorable outcome on this matter. Therefore, the Company has not included an accrual for any possible loss in the accompanying financial statements.

HARRISON V. U.S. DIGITAL COMMUNICATIONS, INC. Michael Harrison brought suit against the Company and Corporate Stock Transfer, Inc., in the U.S. District Court for the District of California alleging that the Company has wrongfully Refused to permit transfer of 160,000 shares of Common Stock in the Company which he claims were purchased by him from a third-party for $50,000, said third-party being Raquel Velasco GmbH. In addition, Mr. Harrison alleges that the Company violated various federal securities laws. Mr. Harrison has dismissed this case without prejudice and therefore there is no claim pending.

PRIVATINVEST BANK, A.G., PLAINTIFF, V. JOSEPH B. LAROCCO, DEFENDANT, THIRD PARTY PLAINTIFF, V. USDI AND WEST AMERICA SECURITIES, INC., THIRD PARTY DEFENDANTS. On March 9, 1999, Plaintiff, PrivatInvest Bank, A.G. ("Plaintiff," or "Bank") filed a complaint in the Superior Court, Judicial District of Fairfield at Bridgeport, against Joseph B. LaRocco ("Defendant" or "LaRocco"), alleging damages arising out of the acquisition of shares of stock of USDI, then known as VisCorp. The Bank's Complaint alleges damages "in excess of Fifteen Thousand dollars." LaRocco filed a Third Party Complaint against USDI and West America Securities, alleging that USDI and/or West America Securities is liable in full or in part for damages claimed by the Bank. The matter was removed to United States District Court, District of Connecticut by Third Party Defendant West America Securities, Inc. on July 15, 1999,Case No. 3:99 CV 1337 (DJS). In the transaction which gives rise to Plaintiff's complaint, LaRocco, an attorney, was retained by the Bank to provide advice and counsel and to act on the Bank's behalf with respect to a prospective purchase of USDI stock under an Off-Shore Purchase Agreement from the stock certificate owners, Roger Remillard and Bonnie Remillard. LaRocco was to opine that the sale of the shares fell within the Securities Act, Regulation S "Safe Harbor" provisions, which would permit the Bank to transfer the shares after a forty (40) day holding period. Following the Bank's purchase of the stock from the Remillards, the Bank discovered that the stock did not qualify as an exempt transfer under Regulation S. The Bank, therefore, was required to hold the stock for a period of one (1) year, during which time the value of the stock declined, thereby, according to the Bank, causing the Bank to be damaged. The Bank alleges, inter alia, that LaRocco failed to adequately investigate and perform due diligence, thereby failing to ascertain that the safe harbor provisions were not applicable to the stock transfer. LaRocco filed his Third Party Complaint, alleging that USDI misrepresented or failed to disclose certain facts to LaRocco, presumably thereby causing him to issue an incorrect opinion letter as to the tradability of the shares. This case has been settled without USDI paying any monies or other consideration to any party.

DAVID ROSEN V. U.S. DIGITAL COMMUNICATIONS, INC. On or about July 27, 1998, David Rosen filed a Verified Complaint for Damages in the Superior Court of the State of California, County of San Francisco, Case No. 996762, in which Mr. Rosen alleges breach of contract, breach of the implied covenant of good faith and fair dealing, violation of California Labor Code ss.ss.201, 226 and 227.3, and conversion. Mr. Rosen's claims arise out of the Company's alleged breach of its Employment Agreement with Mr. Rosen. Mr. Rosen asserts that he was entitled to in excess of $100,000.00 based upon claims for unpaid wages and severance pay, and that he is entitled to 100,000 stock options. This case has been removed by the Company to the United States District Court for the Northern District of California, Case No. C-98-3771. This case is in the preliminary stage of litigation, with limited discovery having been taken. Trial is scheduled for March 2000. The Company intends to vigorously defend this action. The Company contends that Mr. Rosen's employment was terminated for cause and, therefore, pursuant to the Employment Agreement, he is not entitled to severance pay and that his options would have expired. In addition, the former president of the Company, William H. Buck, whose signature appears on the Employment Agreement on behalf of the Company, has stated that he may, in fact, have not signed the Employment Agreement and that the Employment Agreement may be a "cut & paste job."

WORLDCOM, INC. V. ENHANCED PERSONAL COMMUNICATIONS, INC. On or about December 1, 1999, WorldCom, Inc. filed a Complaint against USDI and INSAT in the Circuit Court for Montgomery County, Maryland, Case No. 205711, alleging Breach of Contract and Quantum Meruit. The Complaint alleges that USDI assumed the obligations of Enhanced Personal Communication, Inc. under a certain Service Agreement with WorldCom. The allegation is based upon a letter from Preston Riner on INSAT letterhead that INSAT was assuming the "accounts payable" to WorldCom. The Company denies that Mr. Riner had the authority to make such a commitment. There are no documentation provided or referred to in the Complaint that specifically references USDI's (as opposed to INSAT) assumption of the Service Agreement. INSAT may have used the services of WorldCom for a period of time that is the subject of the Complaint. The Complaint seeks damages in the amount of $79,445.27.

TOMMY WILLIAMS V. SKYSITE COMMUNICATIONS. On or about December 16, 1999, Tommy Williams filed a Amendment to Complaint against USDI, Skysite and INSAT in the Circuit Court of Shelby County, Alabama, Case No. CV 99-853, alleging that Skysite breached its Employment Agreement with him and that USDI and INSAT should also be liable thereunder since Skysite is a mere instrumentality of USDI and INSAT. The Amended Complaint does not allege the amount of damages claimed. An Application of Entry of Default is pending. The Company does not believe that the Circuit Court of Shelby County, Alabama has personal jurisdiction over Skysite, USDI or INSAT. In addition, the Company does not believe USDI or INSAT have any liability under the alleged Employment Agreement between Tommy Williams and Skysite.

T.T.E. OF MARYLAND V. US DIGITAL COMMUNICATIONS, INC. T.T.E. of Maryland filed a Complain in the District Court of Maryland for Montgomery County, Case No. 06020022702199, against USDI alleging breach of a contract to pay for long distance services. The amount claimed is $6,807.77

PRINTCOM, INC. V. US DIGITAL COMMUNICATIONS, Printcom (t/c Minuteman Press) sued USDI Skysite and INSAT in the Municipal Court of California, County of Los Angeles, Van Nuys Branch, Case No. 99E07838 for breach of contract claiming $15,304.76 in damages

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed a Form 8-K on September 28, 1999 to report a press release dated September 28, 1999 reporting that USDI and Telcam, Telecommunications Company of the Americas, Inc., had substantially completed due diligence to mutual satisfaction and were continuing to work towards the completion of their proposed merger on substantially the terms previously announced and that consummation of the merger had been delayed from the parties' September, 1999 target and such delay jeopardized USDI's ability to fund its ongoing operating expenses and the costs of consummating the transaction and, further, that both parties were exploring ways to meet USDI's cash requirements.

     The Company filed a Form 8-K on October 18, 1999 to report a press release dated October 15, 1999 reporting that Robert J. Wussler, Chairman of the Board of the Company announced, in response to an increase in trading price and volume of USDI stock, that Telcam had informed USDI that it had identified and was continuing to conduct discussions with potential funding sources; however, Telcam had not yet reached agreements that would provide sufficient funding to meet its obligations to USDI under the Memorandum of Understanding as described in USDI's announcements of July 8 and September 28.

     The Company filed a Form 8-K on December 9, 1999 to report a press release dated December 7, 1999 reporting that Telcam had obtained additional financing from certain existing USDI common and preferred shareholders that should enable it to provide working capital loans to USDI as agreed upon in the Memorandum of Understanding between Telcam and the Company signed July 8, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           U.S. Digital Communications, Inc.


Date: December 28, 199     /s/ ROBERT J. WUSSLER
      ----------------     ----------------------------
                           Robert J. Wussler
                           (President, Chief Executive Officer
                           and Director (Principal Executive
                           Officer))


Date: December 28, 199     /s/ EDWARD J. KOPF
      ----------------     ----------------------------
                           Edward J. Kopf
                           (Executive Vice President and Chief Operating Officer
                           (Principal Financial and Accounting Officer))

                   EXHIBITS INDEX

Exhibit
Number                           Description
--------                         ------------

2.3                              Agreement And Plan Of Merger Between U.S.
                                 Digital Communications, Inc. And Telcam,
                                 Telecommunications Company Of The Americas,
                                 Inc.